Form 10-Q
period 2021-09-30
GENERATION INCOME PROPERTIES, INC.
filed 2021-11-16
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-40771

GENERATION INCOME PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Maryland	47-4427295
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

401 E. Jackson Street Suite 3300 Tampa, FL	33602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 813-448-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock par value $0.01 per share	GIPR	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	GIPRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 2,160,200 shares of Common Stock, par value $0.01 per share, outstanding as of November 11, 2021.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets September 30, 2021 (unaudited) and December 31, 2020	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Nine month Ended September 30, 2021 and 2020 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows Nine month Ended September 30, 2021 and 2020 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine month Ended September 30, 2021 and 2020 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets

Investment in real estate
Property	$36,621,767	$37,352,447
Tenant improvements	482,701	482,701
Acquired lease intangible assets	2,949,411	3,014,149
Less accumulated depreciation and amortization	(3,168,841)	(2,317,454)
Total investments	36,885,038	38,531,843
Investment in tenancy-in-common	717,337	-
Cash and cash equivalents	14,194,639	937,564
Restricted cash	34,500	184,800
Deferred rent asset	145,428	126,655
Prepaid expenses	220,652	134,165
Deferred financing costs	-	614,088
Accounts receivable	105,108	75,794
Escrow deposit and other assets	106,106	75,831
Total Assets	$52,408,808	$40,680,740

Liabilities and Stockholder's Equity

Liabilities
Accounts payable	$156,638	$118,462
Accounts payable - related party	100	-
Accrued expenses	278,581	406,125
Acquired lease intangible liability, net	608,697	415,648
Insurance payable	99,096	40,869
Deferred rent liability	185,805	188,595
Note Payable - related party	-	1,100,000
Mortgage loans, net of unamortized discount of $633,647 and $689,190 at September 30, 2021 and December 31, 2020, respectively	26,765,781	28,356,571
Total liabilities	28,094,698	30,626,270

Redeemable Non-Controlling Interests	9,605,028	8,684,431

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,272,700 shares issued and 2,160,200 outstanding at September 30, 2021 and 576,918 issued and outstanding at December 31, 2020	22,727	5,770
Treasury shares, at cost	(100)	-
Additional paid-in capital	19,256,827	5,541,411
Accumulated deficit	(4,570,372)	(4,177,142)
Total Generation Income Properties, Inc. stockholders' equity	14,709,082	1,370,039

Total Liabilities and Stockholders' Equity	$52,408,808	$40,680,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Revenue
Rental income	$988,244	$871,825	$2,913,322	$2,630,067
Other income	45,250	-	45,250	-
Total revenue	$1,033,494	$871,825	$2,958,572	$2,630,067

Expenses
General, administrative and organizational costs	268,632	267,608	808,623	689,660
Building expenses	195,464	179,319	539,739	534,947
Depreciation and amortization	388,141	363,898	1,164,838	1,083,917
Interest expense, net	336,025	334,323	1,028,446	1,060,776
Compensation costs	117,332	129,880	328,394	257,882
Total expenses	1,305,594	1,275,028	3,870,040	3,627,182
Operating loss	(272,100)	(403,203)	(911,468)	(997,115)
Income on investment in tenancy-in-common	4,750	-	4,750	-
Gain on disposal of property	923,178	-	923,178	-
Net income (loss)	$655,828	$(403,203)	$16,460	$(997,115)

Less: Net income attributable to non-controlling interest	199,716	152,023	409,690	334,718
Net Income (loss) attributable to Generation Income Properties, Inc.	$456,112	$(555,226)	$(393,230)	$(1,331,833)

Total Weighted Average Shares of Common Stock Outstanding – Basic	939,559	525,495	699,395	525,332
Total Weighted Average Shares of Common Stock Outstanding – Diluted	939,559	525,495	699,395	525,332

Basic Income (Loss) Per Share Attributable to Common Stockholder	$0.49	$(1.06)	$(0.56)	$(2.54)
Diluted Income (Loss) Per Share Attributable to Common Stockholder	$0.49	$(1.06)	$(0.56)	$(2.54)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASHFLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,460	$(997,115)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation	833,291	776,070
Amortization of acquired lease intangible assets	331,547	307,847
Amortization of debt issuance costs	94,600	106,210
Amortization of below market leases	(115,921)	(82,123)
Common stock issued in lieu of cash compensation	33,000	-
Restricted stock unit compensation	153,636	74,338
Equity in earnings on investment in tenancy-in-common	(4,750)	-
Gain on sale of property	(923,178)	-
Changes in operating assets and liabilities
Accounts receivable	(29,314)	(168)
Other assets	(30,275)	(35,636)
Deferred rent asset	(18,773)	(1,510)
Prepaid expenses	(86,487)	(103,223)
Accounts payable	38,176	29,503
Accrued expenses	(116,544)	64,173
Deferred rent liability	(2,790)	38,333
Net cash provided by operating activities	172,678	176,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	(3,530,809)	(196,016)
Investment in tenancy-in-common	(712,587)	-
Proceeds from sale of land, buildings, other tangible and intangible assets	5,245,858	-
Net cash provided by (used in) investing activities	1,002,462	(196,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net	14,379,505	-
Proceeds from issuance of redeemable interest	2,100,000	-
Mortgage loan repayments - related party	(1,100,000)	(800,000)
Redemption of redeemable non-controlling interests	(1,200,000)	-
Mortgage loan borrowings	2,125,000	11,287,500
Mortgage loan repayments	(3,771,333)	(10,024,198)
Deferred financing costs paid in cash	-	(153,239)
Debt issuance costs paid in cash	(39,991)	(564,857)
Insurance financing borrowings	277,059	189,153
Insurance financing repayments	(218,832)	(145,749)
Distribution on redeemable non-controlling interests	(389,093)	(334,718)
Dividends paid on common stock	(230,680)	(210,185)
Net cash generated from (used in) financing activities	11,931,635	(756,293)
Net increase (decrease) in cash and cash equivalents	13,106,775	(775,610)
Cash and cash equivalents and restricted cash - beginning of period	1,122,364	1,398,365
Cash and cash equivalents and restricted cash - end of period	$14,229,139	$622,755

CASH TRANSACTIONS
Interest Paid	$938,984	$940,316
NON-CASH TRANSACTIONS
Stock issued for accrued liabilities	11,000	-
Deferred financing costs incurred on account	-	182,697
Deferred distribution on redeemable non-controlling interests	20,597	-
Accounts payable - related party for redemption of common stock shares	100	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In- Capital	Accumulated Deficit	Generation Income Properties, Inc. Stockholders' Equity	Redeemable Non- Controlling Interest
Balance - December 31, 2019	525,250	$5,253	$—	$4,773,639	$(2,345,489)	2,433,403	$8,198,251
Restricted stock unit compensation	—	—	—	20,023	—	20,023	—
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(142,844)
Dividends paid on Common Stock	—	—	—	(105,101)	—	(105,101)	—
Net (loss) income for the quarter	—	—	—	—	(494,032)	(494,032)	142,844
Balance - March 31, 2020	525,250	$5,253	$—	$4,688,561	$(2,839,521)	$1,854,293	$8,198,251
Restricted stock unit compensation	—	—	—	27,009	—	27,009	—
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(39,851)
Net (loss) income for the quarter	—	—	—	—	(282,575)	(282,575)	39,851
Balance - June 30, 2020	525,250	$5,253	$-	$4,715,570	$(3,122,096)	$1,598,727	$8,198,251
Restricted stock unit compensation	1,668	17		27,289	—	27,306	—
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(152,023)
Dividends paid on Common Stock	—	—	—	(105,084)	—	(105,084)	—
Net (loss) income for the quarter	—	—	—	—	(555,226)	(555,226)	152,023
Balance - September 30, 2020	526,918	5,270	—	4,637,775	(3,677,322)	965,723	8,198,251

Balance - December 31, 2020	576,918	$5,770	$—	$5,541,411	$(4,177,142)	$1,370,039	$8,684,431
Common stock issued in lieu of cash compensation	2,200	22	—	43,978	—	44,000	—
Restricted stock unit compensation	3,749	37	—	49,434	—	49,471	—
Issuance of Redeemable Non-Controlling Interest for property acquisition	—	—	—	—	—	—	500,000
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(150,826)
Dividends paid on common stock	—	—	—	(114,373)	—	(114,373)	—
Net (loss) income for the quarter	—	—	—	—	(472,529)	(472,529)	150,826
Balance - March 31, 2021	582,867	$5,829	$-	$5,520,450	$(4,649,671)	$876,608	$9,184,431
Restricted stock unit compensation	—	—	—	50,278	—	50,278	—
Issuance of Redeemable Non-Controlling Interest for property acquisition	—	—	—	—	—	—	950,000
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(59,148)
Net (loss) income for the quarter	—	—	—	—	(376,813)	(376,813)	59,148
Balance - June 30, 2021	582,867	$5,829	$—	$5,570,728	$(5,026,484)	$550,073	$10,134,431
Restricted stock unit compensation	24,833	248	—	53,639	—	53,887	—
Redemption of common stock	—	—	(100)	—	—	(100)	—
Issuance of equity securities, net of issuance costs	1,665,000	16,650	—	13,748,767	—	13,765,417	—
Redemption of Redeemable Non-Controlling Interest	—	—	—	—	—	—	(1,200,000)
Issuance of Redeemable Non-Controlling Interest for property acquisition	—	—	—	—	—	—	650,000
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	—	(179,119)
Dividends paid on common stock	—	—	—	(116,307)	—	(116,307)	—
Net income for the quarter	—	—	—	—	456,112	456,112	199,716
Balance - September 30, 2021	2,272,700	$22,727	$(100)	$19,256,827	$(4,570,372)	$14,709,082	$9,605,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Generation Income Properties, Inc. (the “Company”) was formed as a Maryland corporation on September 19, 2015. The Company is an internally managed real estate investment company focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States.

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of September 30, 2021 owned 85.2% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 1-K filed with the SEC on March 12, 2021. The results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The Company adopted the calendar year as its basis of reporting.

Consolidation

The accompanying consolidated financial statements include the accounts of Generation Income Properties, Inc. and the Operating Partnership and all of the direct and indirect wholly-owned subsidiaries of the Operating Partnership and the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interests or redeemable non-controlling interest. Non-controlling interests are adjusted each period for additional contributions, distributions, and the allocation of net income or loss attributable to the non-controlling interests. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

Cash

The Company considers all demand deposits, cashier’s checks and money market accounts to be cash equivalents. Amounts included in restricted cash represent funds held by the Company related to tenant escrow reimbursements and immediate repair reserve. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$14,194,639	$937,564
Restricted cash	34,500	184,800
Total cash and cash equivalents and restricted cash	$14,229,139	$1,122,364

Revenue Recognition

We have determined that all of our leases should be accounted for as operating leases. The Company leases real estate to its tenants under long-term net leases which we account for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable after the tenant exceeds a sales breakpoint.

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent asset. Conversely, when actual cash collected is greater than the amount recognized on a straight-line basis, the difference is recognized as a liability. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income. Deferred rent asset as of September 30, 2021 and December 31, 2020 was approximately $145,400 and $126,700, respectively. Deferred rent liability as of September 30, 2021 and December 31, 2020 was approximately $185,800 and $188,600, respectively, of which $149,400 and $165,800 respectively related to prepaid rent.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. There were no allowances for receivables recorded for the nine months ended September 30, 2021 or 2020.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The Company often recognizes above- and below-market lease intangibles in connection with acquisitions of real estate. The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in operating expenses in the Company’s Consolidated Statements of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Real Estate

Acquisitions of real estate are recorded at cost.

Real Estate Purchase Price Assignment

The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above or below market leases assumed with the acquisition. The Company assessed whether the purchase of the building falls within the definition of a business under ASC 805 and concluded that all asset transactions were an asset acquisition, therefore it was recorded at the purchase price, including capitalized acquisition costs, which is allocated to land, building, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place lease is the estimated cost to replace the leases (including loss of rent, estimated commissions and legal fees paid in similar leases). The capitalized in-place leases are amortized over the remaining team of the leases as amortization expense. The fair value of the above or below market lease is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease. For additional information, see Note 4 - Acquired Lease Intangible Asset, net and Note 5 - Acquired Lease Intangible Liability, net.

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 30 and 50 years, tenant improvements, which are generally between 2 and 10 years.

Income Taxes

The Company intends to operate and be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code (“Code”), commencing with our taxable year ending December 31, 2021. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgement changes as a result of new information.

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options and restricted stock units if their effect is anti-dilutive. As of September 30, 2021 and December 31, 2020, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments during the nine months ended September 30, 2021 or 2020.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions, and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

Deferred Financing Costs

As of September 30, 2021 and December 31, 2020, the Company incurred $1,261 thousand and $614 thousand of costs associated with the Company’s public equity raise that closed on September 8, 2021. The $1,261 thousand of deferred offering costs were reclassified to additional paid in capital in connection with the successful offering.

Note 3 – Investments in Real Estate

The Company’s real estate is comprised of the following:

	September 30,	December 31,
	2021	2020

Property	$36,621,767	$37,352,447
Tenant improvements	482,701	482,701
Acquired lease intangible assets	2,949,411	3,014,149
Total	40,053,879	40,849,297
Less accumulated depreciation and amortization	(3,168,841)	(2,317,454)
Total investments, net	$36,885,038	$38,531,843

Depreciation expense for the three and nine-months ended September 30, 2021 and 2020 was approximately $273,300 and $833,300 for 2021 and $261,300 and $776,100 for 2020, respectively.

Acquisitions:

During the nine-months ended September 30, 2021, the Company acquired two properties.

			Total
	Manteo, NC	Plant City, FL
Property	$ 2,149,015	$ 1,635,824	$3,784,839
Acquired lease intangible assets	100,379	121,509	221,888

Total investments	2,249,394	1,757,333	4,006,727
Less acquired lease intangible liability	511,620	—	511,620

Total investments	$ 1,737,774	$ 1,757,333	$3,495,107

The first property is located in Manteo, NC and was purchased on February 11, 2021 using a $500,000 cash capital contribution through the issuance of a redeemable non-controlling interest and debt of $1,275,000. The second property is located in Plant City, FL and was purchased on April 21, 2021 using a $950,000 cash capital contribution through the issuance of a redeemable non-controlling interest and debt of $850,000. The acquisitions are accounted for as asset acquisitions under ASC 805-50, Business Combinations. The purchase price of the asset acquisitions was allocated to land, building, and acquired lease intangible assets and liabilities based on management’s estimate.

Dispositions:

During the nine-months ended September 30, 2021, the Company sold one property.

Cocoa Beach, FL
Property	$ 4,539,617
Acquired lease intangible assets	298,230

Total investments	4,837,847
Less accumulated depreciation and amortization	(313,447)
Less acquired lease intangible liability, net	(202,650)

Net book value of property upon sale	$ 4,321,750

The property was located in Cocoa Beach, FL and was sold on August 31, 2021 for $5.2 million and recognized a gain of $923 thousand.

Note 4 – Acquired Lease Intangible Asset, net

Intangible assets, net is comprised of the following:

	September 30,	December 31,
	2021	2020
Acquired lease intangible assets	$2,949,411	$3,014,149
Accumulated amortization	(896,918)	(624,106)
Acquired lease intangible assets, net	$2,052,493	$2,390,043

 The amortization for lease intangible assets for the three and nine-months ended September 30, 2021 and 2020 was approximately $114,800 and $331,500 for 2021 and $102,600 and $307,800 for 2020, respectively.

The future amortization for intangible assets is listed below:

As of September 30, 2021

2021 (three months)	$104,000
2022	305,100
2023	305,100
2024	305,100
2025	305,100
Thereafter	728,100
$2,052,500

Note 5 – Acquired Lease Intangible Liability, net

Acquired lease intangible liability is comprised of the following:

	September 30,	December 31,
	2021	2020
Acquired lease intangible liability	$845,063	$585,792
Less: recognized rental income	(236,366)	(170,144)
Total below market lease, net	$608,697	$415,648

The amortization for below market leases for the three and nine-months ended September 30, 2021 and 2020 was approximately $40,300 and $115,921 for 2021 and $27,400 and $82,100 for 2020, respectively.

The future amortization for intangible liabilities is listed below:

As of September 30, 2021

2021 (three months)	$31,300
2022	86,700
2023	86,700
2024	86,700
2025	86,700
Thereafter	230,600
$608,700

Note 6 – Redeemable Non-Controlling Interests

The following table reflects our Redeemable Non-Controlling Interests:

	Brown Family Trust	Irby Prop Partners	Hornstrom	GIP Fund I	Greenwal L.C.	Riverside Crossing L.C.	Total

Balance, December 31, 2019	$1,200,000	$-	$-	$-	$4,965,000	$2,033,251	$8,198,251

Distribution on Redeemable Non-Controlling Interest	(20,375)	-	-	-	(86,887)	(35,582)	(142,844)
Net income for the quarter	20,375	-	-	-	86,887	35,582	142,844
Balance, March 31, 2020	$1,200,000	$-	$-	$-	$4,965,000	$2,033,251	$8,198,251

Distribution on Redeemable Non-Controlling Interest	(39,851)	-	-	-	-	-	(39,851)
Net income for the quarter	39,851	-	-	-	-	-	39,851
Balance, June 30, 2020	$1,200,000	$-	$-	$-	$4,965,000	$2,033,251	$8,198,251

Distribution on Redeemable Non-Controlling Interest	(29,553)	-	-	-	(86,888)	(35,582)	(152,023)
Net income for the quarter	29,553	-	-	-	86,888	35,582	152,023
Balance, September 30, 2020	$1,200,000	$-	$-	$-	$4,965,000	$2,033,251	$8,198,251

Balance, December 31, 2020	$1,200,000	$-	$-	$486,180	$4,965,000	$2,033,251	$8,684,431

Issuance of Redeemable Non-Controlling Interest for property acquisition	500,000	-	-	-	-	-	500,000
Distribution on Redeemable Non-Controlling Interest	(37,104)	-	-	-	(33,041)	(80,681)	(150,826)
Net income for the quarter	37,104	-	-	-	33,041	80,681	150,826
Balance, March 31, 2021	$1,700,000	$-	$-	$486,180	$4,965,000	$2,033,251	$9,184,431

Issuance of Redeemable Non-Controlling Interest for property acquisition	-	950,000	-	-	-	-	950,000
Distribution on Redeemable Non-Controlling Interest	(41,125)	(15,275)	-	(2,748)	-	-	(59,148)
Net income for the quarter	41,125	15,275	-	2,748	-	-	59,148
Balance, June 30, 2021	$1,700,000	$950,000	$-	$486,180	$4,965,000	$2,033,251	$10,134,431

Redemption of Redeemable Non-Controlling Interest for property disposal	(1,200,000)	-	-	-	-	-	(1,200,000)
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	650,000	-	-	-	650,000
Distribution on Redeemable Non-Controlling Interest	(31,399)	(19,081)	(6,838)	(7,898)	(33,040)	(80,863)	(179,119)
Net income for the quarter	31,399	36,259	10,257	7,898	33,040	80,863	199,716
Balance, September 30, 2021	$500,000	$967,178	$653,419	$486,180	$4,965,000	$2,033,251	$9,605,028

As part of the Company’s acquisition of a building for $4.5 million in Cocoa, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on September 11, 2019 pursuant to which the Company’s subsidiary received a capital contribution of $1,200,000. Pursuant to the agreement, the Company was required to pay the preferred equity member a 10% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, was the general manager of the subsidiary while Brown Family Trust was a preferred member. Because of the redemption right, the non-controlling interest was presented as temporary equity at redemption value. The Company redeemed the Brown Family Trust $1.2 million Redeemable Non-Controlling Interest upon the sale property in August 2021.

As part of the Company’s acquisition of a building for $1.7 million in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. Pursuant to the agreement, the Company will pay the preferred equity member a 9% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary while Brown Family Trust is a preferred member. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $500,000. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company. Income is allocated 100% to the Company.

For the nine-months ended September 30, 2021 and 2020, the Company paid these Redeemable Interests $110 thousand and $90 thousand, respectively in preferred distributions for these two agreements.

As part of the Company’s acquisition of a building for $1.7 million in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partners (Irby Prop Partners) on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $967,178. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company. Income is allocated 100% to the Company.

For the nine-months ended September 30, 2021, the Company paid these Redeemable Interests $34 thousand in distributions and accrued $17 thousand of the deferred IRR.

As part of the Company’s investment in a tenant in common entity for $0.7 million in Rockville, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $653,419. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company. Income is allocated 100% to the Company.

For the nine-months ended September 30, 2021, the Company paid these Redeemable Interests $7 thousand in distributions accrued $3 thousand of the deferred IRR.

As part of the Company’s acquisition of two buildings on September 30, 2019 for $18.6 million in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, LC and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in Operating Partnership at $20.00 per share for a total value of $6,998,251 or as of September 30, 2021 a 13.8% interest in our Operating Partnership. The contribution agreement allows for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty-nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $20.00 per share of common stock of the Company, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest.

As part of the Company’s acquisition of one building on November 30, 2020 for $1.8 million in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (GIP Fund I) that resulted in the issuance of 24,309 common units in Operating Partnership at $20.00 per share for a total value of $486,180 or as of September 30, 2021 a 1.0% interest in our Operating Partnership. The contribution agreement allows for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $20.00 per share of common stock of the Company, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest.

For the nine-months ended September 30, 2021 and 2020, the Company paid these three Redeemable Interests $238 thousand and $245 thousand, respectively in distributions.

Note 7 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 of undesignated preferred stock. No preferred shares have been issued as of the date of this report. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

Equity Issuances

On April 25, 2019, the Company raised $1,000,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock, and one warrant to purchase one share of its Common Stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s Common Stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of Common Stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

On November 13, 2020, the Company raised $1,000,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock, and one warrant to purchase one share of its Common Stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s Common Stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of Common Stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

On September 8, 2021, the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 Units, with each unit consisting of one share of Common Stock, and one warrant to purchase one share of Common Stock (the “Investor Warrants”). The units were sold to the public at the price of $10.00 per unit and generated proceeds of $13.5 million, net of underwriter discounts.

As part of the Public Offering, on September 8, 2021, the Company entered into an agreement with the CEO to redeem 112,500 shares of common stock for $100. As of September 30, 2021, these shares had not yet been physically returned to our transfer agent nor has the agent’s records been adjusted and the CEO has not been paid.  The Company has recorded this transaction in the current period in accounts payable – related party and treasury shares since it was effective upon the Public Offering.

On September 30, 2021, the Company issued and sold as part of the underwriter’s Over-Allotment Option an additional 165,000 Units and generated additional proceeds of $1.5 million, net of underwriter discounts. The Investor Warrants issued in the offering entitle the holder to purchase one share of Common Stock at a price equal to $10.00 for a period of five years.

The Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq is below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days.

In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase an aggregate of 149,850 shares of Common Stock, which is equal to an aggregate of 9% of the number of shares of Common Stock sold in the offering (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $12.50, may be exercised on a cashless basis and will be exercisable six months following the closing date and until September 2, 2026.

For the nine months ended September 30, 2021, the Company moved approximately $1.3 million of deferred financing costs into additional paid in capital of which $614,088 had been incurred as of December 31, 2020.

Warrants

The Company has 1,914,850 warrants outstanding as of September 30, 2021, subject to certain circumstances, and which will expire five to seven years from the date of issuance.

Issue Date	Warrants Issued
April 25, 2019 exercise price of $20.00	50,000
November 13, 2020 exercise price of $20.00	50,000
September 8, 2021 exercise price of $10.00	1,500,000
September 8, 2021 exercise price of $12.50	135,000
September 30, 2021 exercise price of $10.00	165,000
September 30, 2021 exercise price of $12.50	14,850

The following is a summary of warrants outstanding as of September 30:

	2021			2020
	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life
Beginning of the year	100,000	$20.00	5.3	50,000	$20.00	6.3
Issuance	1,814,850	$10.21	5.0	-	-	-
Ending balance	1,914,850	$10.72	4.97	50,000	$20.00	5.6

Warrants exercisable	1,765,000	$10.57	4.99	50,000	$20.00	5.6

There was no intrinsic value for the warrants as of September 30, 2021.

Stock Compensation

On July 15, 2019, the board of directors granted 2,500 restricted shares to each of the two independent directors that vest every 12 months on an annual basis over 36 months. The award is valued at $50,000 for each grant and was based on the equity pricing issuance of $20.00 per share. The pro-rated vested share restriction will be removed upon the annual anniversary of the award. The 1,668 and 1,666 restricted shares were issued to the two directors in September 2020 and September 2021, respectively and another 1,666 restricted shares were issued to the two directors in September 2021.

On February 3, 2020, the board of directors granted 2,500 restricted shares to two new independent directors that vest every 12 months on an annual basis over 36 months. The award is valued at $50,000 for each grant and was based on the equity pricing issuance of $20.00 per share. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 1,666 unrestricted shares were issued to the two directors in February 2021 and another 3,334 restricted shares were issued to the two directors in September 2021.

On February 3, 2020, the board of directors granted 6,250 restricted shares to its chief financial officer that will vest every 12 months on an annual basis over 36 months. The award is valued at $125,000 for each grant and was based on the equity pricing issuance of $20.00 per share. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 2,083 unrestricted shares were issued to the chief financial officer in February 2021 and another 4,167 restricted shares were issued to the chief financial officer in September 2021.

Pursuant to an amended employment agreement in which the chief financial officer waived his right to cash compensation in lieu of being awarded 550 restricted shares of common stock each month until the closing of an initial underwritten public offering, we issued the chief financial officer 2,200 shares of stock in March 2021 representing four months of compensation from December 2020 to March 2021. These shares are valued at $20.00 per share and are accrued as compensation expense until issued by the Company.

The board granted 14,000 restricted shares to directors, officers and employees effective January 1, 2021 valued at $20.00 per share that vest annually over 3 years. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 14,000 restricted shares were issued to the directors, officers and employees in September 2021.

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering.  The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan.  As of September 30, 2021, no shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Management

	2021	2020
Number of Shares Outstanding at beginning of the period	14,582	5,000
Restricted Shares Issued	14,000	11,250
Restricted Shares Vested	(5,415)	(1,668)

Number of Restricted Shares Outstanding at end of the period	23,167	14,582
Compensation expense	$153,636	$74,338

Common Shareholders Cash Distributions – Nine-Month Periods ended September 30, 2021 and 2020

Board of Directors Authorized Date	Record Date	Per Share Cash Dividend to Common Shareholders	Total Dividends Paid	President Ownership at time of Distribution*
August 25, 2021	August 31, 2021	$ 0.325	$ 116,307	39.0%
February 26, 2021	March 15, 2021	$ 0.325	$ 114,373	39.0%
June 23, 2020	July 2, 2020	$ 0.35	$ 105,084	42.8%
January 31, 2020	February 28, 2020	$ 0.35	$ 105,101	42.8%
*	Our president and chairman waived his right to receive a dividend for all of these periods mentioned above.

Operating Partnership Cash Distributions – Nine-Month Periods ended September 30, 2021 and 2020

Board of Directors Authorized Date	Record Date	Per Share Cash Dividend to Operating Partnership LP Holders	Total Dividends Paid
August 25, 2021	August 31, 2021	$ 0.325	$ 121,801
February 26, 2021	March 15, 2021	$ 0.325	$ 116,470
June 23, 2020	July 2, 2020	$ 0.35	$ 122,470
January 31, 2020	February 28, 2020	$ 0.35	$ 122,469

While we are under no obligation to do so, we expect to declare and pay dividends to our stockholders. The issuance of a dividend will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum dividend, and our charter does not require that we issue dividends to our stockholders other than as necessary to meet IRS REIT qualification standards.

Note 8 – Leases

Future Minimum Rents

At September 30, 2021, we had four tenants that each account for more than 10% of our rental revenue for the nine-months ended September 30, 2021 (17.3% for Pratt and Whitney Corporation with respect to the single tenant building in Huntsville, AL property; 22.9% for the General Services Administration with respect to the two-tenant office building in Norfolk, VA; 19.9% for PRA Holding with respect to the single tenant building in Norfolk, VA and 10.2% for Maersk Inc. with respect to two-tenant office building in Norfolk, VA). At September 30, 2020, we had four tenants that each account for more than 10% of our rental revenue for the nine-months ended September 30, 2020 (20.8% for Pratt and Whitney Corporation with respect to the single tenant building in Huntsville, AL; 26.2% for the General Services Administration with respect to the two-tenant office building in Norfolk, VA; 22.7% for PRA Holding with respect to the single tenant building in Norfolk, VA and 11.1% for Maersk Inc. with respect to two-tenant office building in Norfolk, VA).

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2021:

Future Minimum Base Rent Payments
2021 (three months)	$857,000
2022	3,443,000
2023	3,074,000
2024	3,078,000
2025	2,943,000
Thereafter	7,125,000
$20,520,000

Note 9 – Promissory Notes

The Company had the following promissory notes outstanding as of September 30, 2021 and December 31, 2020, respectively:

			As of September 30,	As of December 31,
			2021	2020
	Interest Rate	Maturity Date
Promissory note issued for $3,407,391 by a financial institution. Note was issued on September 11, 2019 and prepaid without penalty upon the sale of the Walgreen-Cocoa, Florida property on August 31, 2021 which was securing the note.	2.36% adjusted monthly based on 30 day LIBOR plus 225 basis points	9/11/2021	$-	$3,407,391

Promissory note issued for $1,286,664 by a financial institution, interest and principal payments due monthly of approximately $3,800. Note was originally issued on January 15, 2015 and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664

Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	3.4% adjusted monthly based on 30 day Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	-

Promissory note issued for $850,000 by a financial institution. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	2.75% adjusted monthly based on 30 day Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for first 24 months, then U.S. Treasury Securities Rate plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	-

Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,861,426	8,022,271

Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,929,070	5,041,935

Promissory note issued for $1,900,000 to a Clearlake Preferred Member, secured by all of the personal and fixture property of the Operating Partnership, interest payments due monthly. Note was issued on December 16, 2019 and was prepaid without penalty on September 30, 2021.	10.00%	12/16/2021	-	1,100,000

Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty	4.17%	3/6/2030	11,197,268	11,287,500

Less: debt issuance costs, net			(633,647)	(689,190)
			$26,765,781	$29,456,571

The Company amortized debt issuance costs during the three and nine-month periods ended September 30, 2021 and 2020 to interest expense of approximately $30,700 and $94,600 for 2021 and $28,400 and $106,200 for 2020, respectively. The Company paid debt issuance costs for the nine-months ended September 30, 2021 and 2020 of approximately $40,000 and $564,900, respectively.

As of September 30, 2021, the Company had three promissory notes totaling approximately $24.0 million require Debt Service Coverage Ratios (also known as “DSCR”) of 1.25:1.0, one promissory note totaling $1.3 million require DSCR of 1.20:1.0, one promissory note totaling $0.9 million require DSCR of 1.15:1.0 and one promissory note totaling $1.3 million require DSCR of 1.30:1.0. We were in compliance with all covenants as of September 30, 2021.

As of September 30, 2021, the Company’s President has personally guaranteed the repayment of the $11.2 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property and the $1.3 million loan secured by our GSA Manteo NC property. The aggregate guaranteed principal amount of these loans total approximately $14.6 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans, with an aggregate principal amount of approximately $12.8 million.

The Company modified the Bayport loans in February 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of September 30, 2021 are as follows:

As of September 30,
2021
2021 (three months)	$141,575
2022	580,740
2023	1,890,446
2024	12,982,315
2025	251,011
2026 and beyond	11,553,341
$27,399,428

We intend to repay amounts outstanding under any credit facilities as soon as reasonably possible. No assurance can be given that we will be able to obtain additional credit facilities. We anticipate arranging and utilizing additional revolving credit facilities to potentially fund future acquisitions (following investment of the net proceeds of our offerings), return on investment initiatives and working capital requirements.

Note 10 – Related Party

The Company had previously engaged 3 Properties (a brokerage and asset manager company) that is owned 100% by the Company’s President, when it purchased properties and to manage properties. This agreement was terminated effective August 31, 2020. For the nine-months ended September 30, 2020, the Company paid 3 Properties approximately $40,135 for asset management services under this agreement.

Note 11 – Tenant in Common Investment

On August 13, 2021, the Company entered into a tenancy-in-common (“TIC”) structure whereby the TIC acquired a 15,288 square foot single tenant building in Rockford, IL for total consideration of approximately $4.5 million. The Company acquired a 36.8% interest in the TIC acquisition with Sunny Ridge HHP, LLC (“Sunny Ridge”) holding the remaining TIC interest. Funding for the Company’s interest was primarily funded through a Redeemable Non-Controlling Interest Contribution from Mr. Hornstrom to one of our subsidiaries for $0.65 million. The remainder of the purchase price of the property was funded by Sunny Ridge of $1.2 million and debt financing of approximately $2.7 million. Mr. Hornstorm owns 50% of Sunny Ridge and also contributed $600,000 of $950,000 Redeemable Non-Controlling Interest contribution for the Plant City, FL property. The Rockford, IL property was accounted for under the equity method and as of September 30, 2021 it had a value of $717 thousand.

The acquisition of this property was financed in part through the issuance of a Promissory note for $2,715,000 by a financial institution as part of a Tenants in Common ownership structure. The Note was issued on August 13, 2021 and can be prepaid at any time without penalty and is secured by the Lazy Boy - Rockville, IL property.  The Company's share of this debt is approximately $1.0 million. The Company’s President has personally guaranteed the repayment of the $2.7 million loan. The loan has normal covenants which includes DSCR 1.50:1.0.

The condensed income statement for the nine months ended September 30, 2021 for the Tenant in Common Investment is as follows:

	Total	Company Portion
Revenue	$ 48,757	$ 17,943
Total operating expenses	35,862	13,193
Operating income	$ 12,895	$ 4,750

The condensed balance sheet as of September 30, 2021 for the Tenant in Common Investment is as follows:

September 30,
2021
Property, net of depreciation	$4,358,785
Prepaid expenses	1,088
Deferred rent asset	527
Acquired lease intangible asset, net of amortization	292,006
Due from tenant-in-common	39,257
Total assets	$4,691,663

Mortgage payable net of unamortized debt issuance costs	$2,671,742
Prepaid rent	29,900
Accrued expenses	5,877
Accounts payable - related party	4,726
Acquired lease intangible liability, net of amortization	44,860
Equity, GIP Inc. Tenant-in-common	717,337
Equity, Sunny Ridge Tenant-in-common	1,217,221
Total liabilities and equity	$4,691,663

Note 12 – Subsequent Event

On October 5, 2021, the Company awarded Mr. Russell as part of his services rendered in connection with the equity offering, a bonus of 10,000 shares and a $125,000 cash bonus.

On October 28, 2021, we executed a purchase and sale agreement for the acquisition of a 30,000 square-foot single-tenant retail building in Grand Junction, Colorado for total consideration of approximately $4.7 million. It is anticipated that the acquisition of this property will be funded by a combination of debt and equity. The building is occupied by Best Buy with approximately 5.5 years remaining on their primary lease term and annualized base rent of approximately $353,000. The transaction is subject to customary closing conditions and due diligence.

On October 27, 2021, we executed a purchase and sale agreement for the acquisition of a 11,000 square-foot single-tenant retail building in Chicago, Illinois for total consideration of approximately $3.1 million. It is anticipated that the acquisition of this property will be funded by a combination of debt and equity. The building is occupied by Fresenius Medical Care with approximately 5 years remaining on their primary lease term and annualized base rent of approximately $224,000. The transaction is subject to customary closing conditions and due diligence.

On October 11, 2021, we executed a contribution and subscription agreement for the acquisition of a 2,600 square-foot single-tenant retail building in Tampa, Florida for total consideration of approximately $2.2 million. It is anticipated that the acquisition of this property will be funded by a combination of the issuance of approximately $1.1 million worth of operating partnership units of Generation Income Properties LP and debt of approximately $1.1 million. The building is occupied by Starbucks with approximately 0.5 years remaining on their primary lease term and annualized base rent of approximately $135,000. The transaction is subject to customary closing conditions and due diligence.

On November 11, 2021, we executed a purchase and sale agreement for the acquisition of a leasehold portfolio of three single-tenant retail buildings totaling 12,900 square-feet, in Austin Texas and San Marcos Texas for total consideration of approximately $8 million. It is anticipated that the acquisition of this property will be funded by a combination of debt and equity. The three buildings are occupied by 7-Eleven, Inc.. The portfolio has an average term of approximately 9 years remaining on its initial leasehold term and an average of 4 years remaining on the initial ground lease term. The leasehold portfolio has an annualized base rental income of approximately $1.1 million, with ground rent expense of approximately $511,000 annually.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.  At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount.  Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date.  Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. David Sobelman, the Company’s Chairman, President

and Chief Executive Officer, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions.  Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default.  Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable.  The initial loan under the Facility must close on or before December 31, 2021 and all loans under the Facility must close within two years after the closing date of the initial loan.  The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender.

On October 6, 2021, the Company announced that its Board of Directors on October 5, 2021 authorized a $0.054 per share cash distribution for shareholders of record of the Company’s common stock as of October 15, 2021, November 15, 2021 and December 15, 2021, which is expected to be paid on or about October 30, 2021, November 30, 2021, and December 30, 2021, respectively. David Sobelman, the Company’s president and founder, waived his right to receive a distribution for this period. The Company also announced that it was also paying its GIP LP unit holders held by third parties a similar  $0.054 per unit cash distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the factors under the heading “Risk Factors” in the prospectus relating to our Registration Statement on Form S-11, as amended (Registration No. 333-235707), filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as emended.

In this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms refer to Generation Income Properties, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Generation Income Properties, L.P., a Delaware limited partnership, which we refer to as our operating partnership (the “Operating Partnership”). As used in this Quarterly Report, an affiliate, or person affiliated with a specified person, is a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021.

Public Offering and Nasdaq Listing

In September 2021, the Company closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $14.4 million.  Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $10 per share.  The common stock and warrants included in the units (which were separated into one share of common stock and one warrant) currently trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GIPR” and “GIPRW,” respectively.

Our Investments

The following are characteristics of our properties as of September 30, 2021 (excluding our Tenants in Common Property:

•

Creditworthy Tenants. Approximately 78% of our portfolio’s annualized rent as of September 30, 2021 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Group and Pratt & Whitney, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 72% of our portfolio’s annualized base rent as of September 30, 2021.

•	100% Occupied. Our portfolio is 100% leased and occupied.

•

Contractual Rent Growth. Approximately 74% of the leases in our current portfolio (based on annualized rent as of September 30, 2021) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•	Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $18.03. We generally depreciate all properties on a straight-line basis over a 30 – 50 year period.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

As of September 30, 2021, we own the following eight assets (excluding our Tenants in Common property):

•	A single tenant retail condo (3,000 square feet) located at 3707-3711 14th Street, NW, Washington, D.C. that is leased to 7-Eleven Corporation.

•	A single tenant retail stand-alone property (2,200 square feet) located in Tampa, Florida with a corporate Starbucks Coffee as the tenant.
•	A single tenant industrial building (59,000 square feet) located in Huntsville, AL leased to the Pratt & Whitney Automation, Inc.
•

A two-tenant office building (72,000 square feet) in Norfolk, Virginia occupied by the United States General Services Administration and Maersk Line, Limited, an international shipping company, as tenants.

•	A single tenant office building (35,000 square feet) in Norfolk, Virginia that is leased to PRA Holdings Inc.
•	A single tenant retail building (3,500 square feet) leased to The Sherwin-Williams Company and located in Tampa, FL.
•	A single tenant office building (7,500 square feet) leased to the General Services Administration and located in Manteo, NC.
•	A single tenant office building (7,800 square feet) leased to Irby Construction Company, a wholly owned subsidiary of Quanta Services Inc. and located in Plant City, FL.

We own a 36.8% tenancy in common interest in one property:

•

A single tenant retail building (15,300 square feet) leased to La-Z-Boy Company, and located in Rockford, IL acquired in August 2021 for approximately $4.5 million with Tenants in Common ownership partner Sunny Ridge MHP, LLC. The acquisition was partially funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.65 million,

Property Dispositions

On August 31, 2021 we sold our 15,000-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million. The acquisition was initially funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $1.2 million and by debt financing of approximately $3.4 million. We also repaid the Redeemable Non-Controlling Interest of $1.2 million and the $3.4 million debt from the sales proceeds.

The table below presents an overview of the nine properties in our portfolio as of September 30, 2021, unless otherwise indicated:

Property Type	Property Location	Rentable Square Feet	Tenant(s)	S&P Credit Rating (1)	Lease Expiration Date	Remaining Term (Years)	Options (Number x Years)	Tenant Contractual Rent Escalations	Annualized Base Rent (2)	Annualized Base Rent Sq. Ft.	Base Rent as a % of Total
Retail	Washington, DC	3,000	7-Eleven Corporation	A	3/31/2026	4.5	2 x 5	Yes	$129,804	$43.27	3.8%
Retail	Tampa, FL	2,200	Starbucks	BBB+	2/29/2028	6.4	4 x 5	Yes	$182,500	$82.95	5.3%
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	A-	1/31/2029	7.3	2 x 5	Yes	$684,996	$11.59	20.0%
Office	Norfolk, VA	49,902	General Services Administration of the United States of America and	AA+	9/17/2028	7.0	—	No	$882,476	$17.68	25.6%
	Norfolk, VA	22,247	Maersk Line, Limited	BBB	12/31/2022	1.3	1 x 5	Yes	$375,588	$16.88	11.0%
Office	Norfolk, VA	34,847	PRA Holdings, Inc.(3)	BB+	8/31/2027	5.9	1 x 5	Yes	$742,850	$21.32	21.7%
Retail	Tampa, FL	3,500	Sherwin- Williams	BBB	7/31/2028	6.8	5 x 5	Yes	$120,750	$34.50	3.5%
Office	Manteo, NC	7,543	General Services Administration	AA+	2/20/2029	7.4	1 x 5	Yes	$161,346	$21.39	4.7%
Office	Tampa, FL	7,826	Irby Construction Company	BBB-	12/31/2024	3.2	2 x 5	Yes	$148,200	$18.94	4.4%
Total		190,156							$3,428,510

Tenancy in Common Ownership
Retail	Rockford, IL	15,288	La-Z-Boy Corporation	NR	10/31/2027	6.2	4 x 5	Yes	$360,100	$23.55

(1)	Tenant, or tenant parent, rated entity.
(2)	Annualized cash rental income in place as of September 30, 2021. Our leases do not include tenant concessions or abatements.
(3)	Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.

Distributions

From inception through September 30, 2021, we have distributed approximately $969,000 to common stockholders. In addition, on October 6, 2021, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of October 15, 2021, November 15, 2021 and December 15, 2021. These distributions are expected to be paid on or about October 30, 2021, November 30, 2021 and December 30, 2021. Because we have not yet generated a cumulative profit, distributions have been made from offering proceeds.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

During the three month period ended September 30, 2021, total revenue from operations were $1,033 thousand as compared to $872 thousand for the three month period ended September 30, 2020. Revenue increased approximately $162 thousand due to three additional properties generating revenue for the three month ended September 30, 2021 that were purchased in November 2020, February 2021 and April 2021.

Operating Expenses

During the three month period ended September 30, 2021 and 2020, we incurred total expenses of $1,306 thousand and $1,275 thousand, respectively which included total general, administrative and organizational (“GAO”) of $269 thousand for 2021 and $268 thousand for 2020. The $1 thousand increase in GAO expenses is due to an increase in stock compensation of $26 thousand, insurance of $13 thousand, and other costs of $41 thousand almost entirely offset by a decrease in professional fees of $46 thousand and legal fees of $33 thousand.

During the three month period ended September 30, 2021 and 2020, we incurred building expenses of $195 thousand and $179 thousand, respectively. The $16 thousand increase is primarily due to increased maintenance costs of $7 thousand, increased repairs and maintenance of $7 thousand, increased non billable property repairs of $11 thousand and $14 thousand of billed expenses offset in part by lower property taxes of $15 thousand and other costs of $8 thousand.

During the three month period ended September 30, 2021 and 2020, we incurred depreciation and amortization expense of $388 thousand and $364 thousand, respectively. The $24 thousand increase is due to the three additional properties acquired since November 2020.

During the three month period ended September 30, 2021 and 2020, we incurred interest expense and the amortization of debt issuance costs of $336 thousand and $334 thousand respectively. The $2 thousand decrease in interest expense incurred is the result of $3.4 million of loans in which the interest rates change based on 30 day LIBOR, the payoff of a $3.4 million loan, the interest rate reduction for the $8 million loan, and the $5 million loan from 4.25% to 3.50% in March 2021 offset in part by interest on the debt used to acquire the three new properties acquired since November 2020.

During the three month period ended September 30, 2021 and 2020, we incurred compensation costs of $117 thousand and $130 thousand respectively. The $13 thousand decrease is reflective of reduced costs associated with our part-time CFO offset in part by additional personnel hires and their related compensation for the three month period in 2021.

Gain on Disposal of Property

On August 31, 2021 we sold our 15,000-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million and recognized a gain on the sale of $923 thousand.

Income Tax Benefit

We did not record an income tax benefit for the three month period ended September 30, 2021 or 2020 even though we generated a profit because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Net Income (Loss)

During the three month period ended September 30, 2021 and 2020, we generated net income of $656 thousand and a net loss of $403 thousand, respectively.

Net Income Attributable to Non-controlling Interests

During the three month period ended September 30, 2021, we generated net income attributable to non-controlling interest of $200 thousand as compared to $152 thousand for the three month period ended September 30, 2020. The variance is attributable to the distributions provided to the additional redeemable non-controlling interests that were used to finance the acquisition of properties in 2021.

Net Income (Loss) Attributable to Shareholders

During the three month period ended September 30, 2021 and 2020, we generated net income attributable to our shareholders of $456 thousand as compared to a net loss of $555 thousand, respectively.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenue

During the nine month period ended September 30, 2021, total revenue from operations were $2,959 thousand as compared to $2,630 thousand for the nine month period ended September 30, 2020. Revenue increased approximately $329 thousand due to three additional properties generating revenue for the nine-months ended September 30, 2021 that were purchased in November 2020, February 2021 and April 2021.

Operating Expenses

During the nine month period ended September 30, 2021 and 2020, we incurred total expenses of $3,870 thousand and $3,627 thousand, respectively which included total GAO of $809 thousand for 2021 and $690 thousand for 2020. The $119 thousand increase in GAO expenses is due to, increased stock compensation of approximately $79 thousand, insurance of $42 thousand, legal fees of $31 thousand, rent expense of $17 thousand, and a net increase in other expenses of $29 thousand offset in part by a decrease in audit fees of approximately $79 thousand.

During the nine month period ended September 30, 2021 and 2020, we incurred building expenses of $540 thousand and $535 thousand, respectively. The $5 thousand increase is primarily due to increased property insurance expense of $20 thousand, and increased maintenance costs of $9 thousand and other costs of $8 thousand offset in part by lower property asset management fees of $32 thousand.

During the nine month period ended September 30, 2021 and 2020, we incurred depreciation and amortization expense of $1,165 thousand and $1,084 thousand, respectively. The $81 thousand increase is due to the three additional properties acquired since November 2020.

During the nine month period ended September 30, 2021 and 2020, we incurred interest expense and the amortization of debt issuance costs of $1,028 thousand and $1,061 thousand respectively. The $33 thousand decrease in interest expense incurred is the result of $3.4 million of loans in which the interest rates change based on 30 day LIBOR, the payoff of a $3.4 million loan, the interest rate reduction for the $8 million loan and the $5 million loan from 4.25% to 3.50% in March 2021 offset in part by interest on the debt used to acquire the three new properties acquired since November 2020.

During the nine month period ended September 30, 2021 and 2020, we incurred compensation costs of $328 thousand and $258 thousand respectively. The $70 thousand increase is reflective of additional personnel hires and their related compensation for the nine month period in 2021.

Gain on Disposal of Property

On August 31, 2021 we sold our 15,000-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million and recognized a gain on the sale of $923 thousand.

Income Tax Benefit

We did not record an income tax benefit for the nine month period ended September 30, 2021 or 2020 because we have been in a net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the operating losses.

Net Income ( Loss)

During the nine month period ended September 30, 2021 and 2020, we generated net income of $16 thousand and a net loss of $997 thousand, respectively.

Net Income Attributable to Non-controlling Interests

During the nine month period ended September 30, 2021, we generated net income attributable to non-controlling interest of $410 thousand as compared to $335 thousand for the nine month period ended September 30, 2020. The variance is attributable to the distributions provided to the additional redeemable non-controlling interests that were used to finance the acquisition of properties in 2021.

Net Loss Attributable to Shareholders

During the nine month period ended September 30, 2021 and 2020, we generated a net loss attributable to our shareholders of $393 thousand and $1,332 thousand, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of September 30, 2021, we had total cash (unrestricted and restricted) of approximately $14.2 million, properties with a cost basis of $39.2 million and outstanding debt of approximately $26.8 million.

In September 2021, the Company closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $14.4 million.  On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties and from any undistributed funds from our operations.

We anticipate that proceeds from our equity offerings and availability under the Facility combined with the revenue generated from investment properties and proceeds from debt arrangements will provide sufficient liquidity to meet future funding commitments for at least the next 12 months.

As of September 30, 2021 and December 31, 2020, we had $14.2 million and $1.1 million, respectively, of cash on hand and in our corporate bank accounts primarily from the proceeds of capital raised in our offerings and from cash generated from our rental operations. As of September 30, 2021 and December 31, 2020, we had total current liabilities (excluding the current portion of the acquired lease intangible liability) which consists of accounts payable, accrued expenses, insurance payable of $534 thousand and $565 thousand, respectively. As of September 30, 2021, current mortgage loan payments due within 12 months total $0.6 million.

Outstanding indebtedness consisted of the following as of September 30, 2021 and December 31, 2020:

			As of September 30,	As of December 31,
			2021	2020
	Interest Rate	Maturity Date
Promissory note issued for $3,407,391 by a financial institution. Note was issued on September 11, 2019 and prepaid without penalty upon the sale of the Walgreen-Cocoa, Florida property on August 31, 2021 which was securing the note.	2.36% adjusted monthly based on 30 day LIBOR plus 225 basis points	9/11/2021	$-	$3,407,391

Promissory note issued for $1,286,664 by a financial institution, interest and principal payments due monthly of approximately $3,800. Note was originally issued on January 15, 2015 and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664

Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	3.4% adjusted monthly based on 30 day Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	-

Promissory note issued for $850,000 by a financial institution. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	2.75% adjusted monthly based on 30 day Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for first 24 months, then U.S. Treasury Securities Rate plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	-

Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,861,426	8,022,271

Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,929,070	5,041,935

Promissory note issued for $1,900,000 to a Clearlake Preferred Member, secured by all of the personal and fixture property of the Operating Partnership, interest payments due monthly. Note was issued on December 16, 2019 and was prepaid without penalty on September 30, 2021.	10.00%	12/16/2021	-	1,100,000

Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty	4.17%	3/6/2030	11,197,268	11,287,500

Less: debt issuance costs, net			(633,647)	(689,190)
			$26,765,781	$29,456,571

The Company amortized debt issuance costs during the nine month period ended September 30, 2021 and 2020 to interest expense of $95 thousand and $106 thousand, respectively. The Company paid debt issuance costs for the nine month ended September 30, 2021 and 2020 of $40 thousand and $565 thousand, respectively.

As of September 30, 2021, we had three promissory notes totaling approximately $24.0 million require Debt Service Coverage Ratios (also known as “DSCR”) of 1.25:1.0, one promissory note totaling $1.3 million require DSCR of 1.20:1.0, one promissory note totaling $0.9 million require DSCR of 1.15:1.0 and one promissory note totaling $1.3 million require DSCR of 1.30:1.0. We were in compliance with all covenants as of September 30, 2021.

As of September 30, 2021, the Company’s President has personally guaranteed the repayment of the $11.2 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property and the $1.3 million loan secured by our GSA Manteo NC property. The aggregate guaranteed principal amount of these loans total approximately $14.6 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans, with an aggregate principal amount of approximately $12.8 million.

The Company modified the Bayport loans in February 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.  At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount.  Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date.  Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. David Sobelman, the Company’s Chairman, President and Chief Executive Officer, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions.  Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default.  Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable.  The initial loan under the Facility must close on or before December 31, 2021 and all loans under the Facility must close within two years after the closing date of the initial loan.  The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender.

Minimum required principal payments on the Company’s debt as of September 30, 2021 are as follows:

As of September 30,
2021
2021 (three months)	$141,575
2022	580,740
2023	1,890,446
2024	12,982,315
2025	251,011
2026 and beyond	11,553,341
$27,399,428

The acquisition of the Manteo North Carolina property in February 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.5 million and by debt financing of approximately $1.3 million.

The acquisition of the Plant City Florida property in April 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.9 million and by debt financing of approximately $0.9 million.

The acquisition of the Rockville, IL Tenants in Common property in August 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.65 million.

The primary objective of our financing strategy is to maintain financial flexibility using retained cash flows, long-term debt and common and perpetual preferred stock to finance our growth. We intend to have a lower-leveraged portfolio over the long-term after we have acquired an initial substantial portfolio of diversified investments. During the period when we are acquiring our current portfolio, we will employ greater leverage on individual assets (that will also result in greater leverage of the current portfolio) in order to quickly build a diversified portfolio of assets.

Cash from Operations

Net cash provided by operations was $173 thousand during the nine-months ended September 30, 2021 compared with cash provided by operations of $177 thousand during the nine-months ended September 30, 2020.

Cash from Investing Activities

For the nine-months ended September 30, 2021 net cash generated by investing activities was $1.0 million as compared to net cash used in investing activities of $196 thousand for the nine-months ended September 30, 2020. The change is due to the proceeds from the sale of our Clearlake property for $5.2 million offset in part by the purchase of $3.5 million in properties during the nine-months period ended September 30, 2021 versus a roofing project costing $196 thousand associated with our Walmer building in 2020.

Cash from Financing Activities

Net cash generated by financing activities was $11.9 million for the nine-months ended September 30, 2021 compared to net cash used in financing activities of $756 thousand for the nine-months ended September 30, 2020. The change is the result of the proceeds from the sale of units in an underwritten offering of $14.4 million, issuance of redeemable non-controlling interests for $2.1 million and mortgage loan borrowings of $2.1 million, offset in part by $231 thousand of distributions paid to common shareholders and $389 thousand paid to redeemable non-controlling interests as compared to 2020 activity that includes new mortgage borrowings on three properties for $11.3 million which enabled the company to reduce outstanding debt by $10.0 million, the payment of $210 thousand of dividends to common shareholders, $565 thousand in debt issuance costs and $335 thousand distribution to redeemable non-controlling interests.

Future Rental Payment

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of September 30, 2021:

Future Minimum Base Rent Payments
2021 (three months)	$857,000
2022	3,443,000
2023	3,074,000
2024	3,078,000
2025	2,943,000
Thereafter	7,125,000
$20,520,000

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose funds from operations (FFO) and adjusted funds from operations (AFFO) both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets, and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. We then adjust FFO for amortization of deferred financing costs, non-cash stock compensation, public company consulting fees, and non-recurring litigation expenses and settlements to calculate Core Adjusted Funds From Operations, or Core AFFO. We use FFO and Core FFO as measures of our performance when we formulate corporate goals.

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses, such as amortization of deferred financing costs, amortization of capitalized lease incentives, and above- and below-market lease related intangibles. We then adjust AFFO for noncash stock compensation, public company consulting fees, and non-recurring litigation expenses and settlements to calculate Core Adjusted Funds From Operations, or Core AFFO. We use AFFO

and Core AFFO as measures of our performance when we formulate corporate goals.

FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies. We believe that Core FFO and Core AFFO are useful measures for management and investors because they further remove the effect of noncash expenses and certain other expenses that are not directly related to real estate operations.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, our management team believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations. Nor does it reflect distributions paid to redeemable non-controlling interests (See Note 6 of our Consolidated Financial Statements for the nine month ended September 30, 2021 and Note 7 of our Consolidated Financial Statements for the year ended December 31, 2020).

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO, and Core AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income (loss)	$655,828	$(403,203)	$16,460	$(997,115)
Gain on disposal of property	(923,178)	-	(923,178)	-
Depreciation and amortization	388,141	363,898	1,164,838	1,083,917
Funds From Operations	120,791	(39,305)	258,120	86,802

Amortization of deferred financing costs	30,678	28,424	94,600	106,210
Public company consulting fees	-	20,000	-	50,000
Non-cash stock compensation	53,887	27,306	186,636	74,338
Adjustments From Operations	84,565	75,730	281,236	230,548

Core Funds From Operations	$205,356	$36,425	$539,356	$317,350

Net Income (loss)	$655,828	$(403,203)	$16,460	$(997,115)
Gain on disposal of property	(923,178)	-	(923,178)	-
Depreciation and amortization	388,141	363,898	1,164,838	1,083,917
Amortization of deferred financing costs	30,678	28,424	94,600	106,210
Below-market lease related intangibles	(40,329)	(27,374)	(115,921)	(82,123)
Adjustments From Operation	(544,688)	364,948	220,339	1,108,004
Adjusted Funds From Operations	111,140	(38,255)	236,799	110,889

Non-cash stock compensation	53,887	27,306	186,636	74,338
Public company consulting fees	-	20,000	-	50,000

Adjustments From Operations	53,887	47,306	186,636	124,338
Core Adjusted Funds From Operations	$165,027	$9,051	$423,435	$235,227

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. See our audited consolidated financial statements included herein for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the prospectus relating to our Registration Statement on Form S-11, as amended (Registration No. 333-235707), filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities.

None.

(b)	Use of Proceeds.

On September 2, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC on behalf of itself and as representative of the underwriters named therein (the “Underwriting Agreement”), pursuant to which the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 units consisting of one share of common stock, $0.01 par value per share (“Common Stock”), and one warrant exercisable for one share of Common Stock (the “Investor Warrants”). The units were sold to the public at the price of $10.00 per unit and were offered by the Company pursuant to the registration statement on Form S-11 (File No. 333-235707), which was declared effective on September 2, 2021 (the “Registration Statement”). The shares of Common Stock and Investor Warrants comprising the units began separate trading 31 days from the date the registration statement was declared effective. On September 8, 2021, the Public Offering closed, resulting in gross proceeds to the Company of approximately $15,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses. The Company also granted to the underwriter a 30-day option to purchase up to an additional 225,000 units.  On September 30, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 165,000 units, generating gross proceeds of $1,650,000. The Company received total net proceeds in the Public Offering of approximately $14.4 million after deducting underwriting discounts and commissions and other expenses of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The Investor Warrants issued in the Public Offering entitle the holder to purchase one share of common stock at a price equal to $10.00 upon the first separate trading day of the warrants for a period of five years.  The Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq is below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days.

The Company agreed to an underwriting discount of 9% of the public offering price of the Units sold in the Public Offering. In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase 149,850 shares of Common Stock, which is equal to an aggregate of 9% of the number of shares of Common Stock sold in the Public Offering (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $12.50, which is 125% of the offering price in the Public Offering. The Representative’s Warrants may be exercised on a cashless basis and will be exercisable six months following the closing date and until September 2, 2026.

(c)	As of October 31, 2021, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.1	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)

4.2	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)

4.3	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: November 16, 2021	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Richard Russell
Richard Russell
Chief Financial Officer
(Principal Accounting Officer)