Form 10-K
period 2021-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2022-03-18
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant’s units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021.  On October 1, 2021, the units mandatorily separate into common stock and warrants and ceased trading.  On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market.  On December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12.4 million (based upon the closing sales price of the common stock on December 31, 2021 of $6.23).

The registrant had 2,199,786 shares of Common Stock, par value $0.01 per share, outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERATION INCOME PROPERTIES, INC.

Note Regarding Company References

In this Annual Report on Form 10-K (“Form 10-K”), references to the “Company,” “we,” “us,” “our” or similar terms refer to Generation Income Properties, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Generation Income Properties, L.P., a Delaware limited partnership, which we refer to as our operating partnership (the “Operating Partnership”). As used in this Form 10-K, an affiliate, or person affiliated with a specified person, is a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

Cautionary Note Regarding Forward‑Looking Statements and Summary Risk Factors

This Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the factors under the heading “Risk Factors” in this Form 10-K and the following:

•	Our history of operating losses and ability to achieve or sustain profitability;
•	The volatility and thinly-traded market for our common stock;
•	Our ability to make distributions and dependence on distributions from the Operating Partnership to pay expenses;
•	The limited number of properties in our portfolio;
•

The dependence of most of our current and future properties upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant;

•	Defaults or nonrenewals by tenants;
•	Financing risks and the availability, terms, and deployment of capital, as well as the general level of interest rates;
•	Global market and economic conditions, including as a result of health crises;
•	Competition with third parties in acquiring properties;
•	Qualifying and maintaining status as a REIT for federal income taxes; and
•	Potential changes in the law or governmental regulations that affect us.

The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We have not generated any profit to date and have incurred losses since inception.
•	The stock price of our common stock may be volatile or may decline regardless of our operating performance.
•	We depend on distributions from the Operating Partnership to pay expenses.
•	We have limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.
•	We currently only own twelve leased properties.

•

Many of our future properties will likely depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

•

If we cannot obtain additional capital, our ability to make acquisitions and lease properties will be limited. We are subject to risks associated with debt and capital stock issuances, and such issuances may have adverse consequences to holders of shares of our common stock.

•

We have paid and may continue to pay distributions from offering proceeds to the extent our cash flow from operations or earnings are not sufficient to fund declared distributions. Rates of distribution to you will not necessarily be indicative of our operating results. If we make distributions from sources other than our cash flows from operations or earnings, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.

•	Global market and economic conditions, including as a result of health crises may materially and adversely affect us and our tenants.
•	We may be adversely affected by unfavorable economic changes in the specific geographic areas where our investments are concentrated.
•	Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
•	Our properties may face competition that could reduce the amount of rent paid to us, which would reduce the cash available for distributions and the amount of distributions.
•	We are not currently a REIT and may never become a REIT. Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Note Regarding Market and Industry Data

In this 10-K, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this Annual Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” Additionally, some data in this Annual Report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

PART I.

ITEM 1. BUSINESS

Our Company

We are an internally managed real estate investment company focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States. With interest rates at historical lows, we believe our focus on owning properties leased to investment grade or creditworthy tenants provide attractive risk adjusted returns through current yields, long term appreciation and tenant renewals.

We believe that single-tenant commercial properties, as compared with shopping centers, malls, and other traditional multi-tenant properties, offer a distinct investment advantage since single-tenant properties generally require less management and operating capital and have less recurring tenant turnover than do multi-tenant properties.

Given the stability and predictability of the cash flows, many net leased properties are held in family trusts, providing us an opportunity to acquire these properties for tax deferred units while giving the owners potential liquidity through the conversion of the units for freely tradable shares of stock.

Once we qualify for taxation as a REIT, we intend to make regular cash distributions to our stockholders out of our cash available for distribution, typically on a monthly basis. Generally, our policy will be to pay distributions from cash flow from operations. However, our distributions may be paid from sources other than cash flows from operations, such as from the proceeds from a capital raise, borrowings or distributions in kind.

We have been organized as a Maryland corporation and have operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws since the beginning of our taxable year ended December 31, 2021.

We and our Operating Partnership were organized to operate using an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. We use an UPREIT structure because a sale of property directly to another person or entity generally is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property that desires to defer taxable gain on the sale of its property may transfer the property to the Operating Partnership in exchange for common units in the Operating Partnership and defer taxation of gain until the seller later disposes of its common units in the Operating Partnership. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results.  As of December 31, 2021, we owned 85.3% of the outstanding common units in the Operating Partnership and outside investors own 14.7%.

Business Objectives and Investment Strategy

We intend to continue to acquire and manage a diversified portfolio of high quality net leased properties that generates predictable cash flows and capital appreciation over market cycles. Our properties are generally net leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for most or all property related expenses such as real estate taxes, insurance, and maintenance costs. We believe this lease structure provides us with stable cash flows over the term of the lease and minimizes the ongoing capital expenditures. We seek to identify properties in submarkets with high barriers to entry for development and where valuation is frequently influenced by local real estate market conditions and tenant needs.

Focus on Real Estate Fundamentals: We have observed that the market for properties with bond type net leased structures, lease terms greater than ten years, and limited rent escalators upon renewal are exposed to many of the same operational and market risks as other net leased properties while providing lower returns due to competition. We believe that focusing on traditional real estate fundamentals allows us to target properties with shorter lease terms, modified net leases or vacancy and thereby may allow us to generate superior returns.

Target Markets with Attractive Characteristics: We concentrate our investment activity in select target markets with the following characteristics: high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long term rent growth and capital appreciation.

Target Strategic Net Leased Properties: We target properties that offer unique strategic advantages to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. Examples of specialized properties include our Pratt &

Whitney manufacturing facility located in Huntsville, Alabama whose specialized equipment is unique to such a facility and the GSA (US Navy) occupied building in Norfolk, Virginia due to the tenant’s buildout for IT and security. We target properties if we believe they are critical to the ongoing operations of the tenant and the profitability of its business. We believe that the profitability of the operations and the difficulty in replicating or moving operations reflect the importance of the property to the tenant’s business.

Target Investments that Maximize Growth Potential: We focus on net leased investment properties where, in our view, there is the potential to invest incremental capital to accommodate a tenant’s business, extend lease terms and increase the value of a property. We believe these opportunities can generate attractive returns due to the nature of our relationship with the tenant.

Disciplined Underwriting & Risk Management

We actively manage and regularly review each of our properties for changes in the underlying business, credit of the tenant and market conditions. Before acquiring a property, we review the terms of the management contract to ensure our team is able to maximize cash flow capital appreciation through potential lease renewals and/ or potential re-tenanting. Additionally, we monitor any required capital improvements that would lead to increased rental income or capital appreciation over time. We focus on active management with the tenants upon the acquisition of an asset since our experience in the single-tenant, commercial real estate industry indicates that active management and fostering tenant relationships has the potential to positively impact long-term financial outcomes, such as:

•	better communication with corporate level and unit level staff to determine ongoing company and location-specific performance, strategic goals and directives;
•	the ability to hold a tenant accountable for property maintenance during occupancy in order to reduce the probability of future deferred maintenance expenses; and
•	the ability to develop relationships with tenants as an active participant in their occupancy which can lead to better communication during times of potential negotiations.

Underwriting Process

Our extensive underwriting process evaluates key fundamental value drivers that we believe will attract long-term tenants and result in property appreciation over time. This comprehensive pre-ownership analysis led by our CEO (David Sobelman, who has over 15 years in different capacities within the net lease commercial real estate investment market) helps us to assess location level performance, including the possible longevity of tenant occupancy throughout the primary lease term and option periods.

We assess target markets and properties using an extensive underwriting and evaluation process, including:

•	offering materials review;
•	property and tenant lease information;
•	in depth conversations with offering agent, local brokers and property management companies;
•	thorough credit underwriting of the tenant;
•	review of tenant’s historical performance in the specific market and their nationwide trend to determine potential longevity of the asset and tenant’s business model;
•	market real estate dynamics, including macroeconomic market data and market rents for potential rental rate changes after initial lease term;
•	evaluation of business trends for local real estate demand specifics and competing business locations;
•	review of asset level financial performance;
•	pre-acquisition discussions with the asset manager to confirm property specific reserve amounts and potential future capital expenditures;
•	review of property’s physical condition and related systems; and
•	financial modeling to determine our preliminary baseline pricing.

Specific acquisition criteria may include, but is not limited to, the following:

•	properties with existing, long-term leases of approximately seven years or longer;
•	premier locations and facilities with multiple alternative uses;

•	sustainable rents specific to a tenants’ location that may be at or below market rents;
•	investment grade or strong credit tenant;
•	properties not subject to long-term management contracts with management companies;
•	opportunities to expand the tenants’ building and/or implement value-added operational improvements; and
•	population density and strong demand growth characteristics supported by favorable demographic indicators.

Competitive Strengths

We believe that the following factors benefit the Company as we implement our business strategy:

•

Focused Property Investment Strategy. We have invested and intend to invest primarily in assets that are geographically located in prime markets throughout the United States, with an emphasis on the major primary and coastal markets, where we believe there are greater barriers to entry for the development of new net lease properties.

•

Experienced Board of Directors. We believe that we have a seasoned and experienced board of directors that will help us achieve our investment objectives. In combination, our directors have approximately 140 years of experience in the real estate industry.

•

Real Estate Industry Leadership and Networking. We are led by our Chairman, President and Chief Executive Officer, David Sobelman. He founded the Company after serving in different capacities within the net lease commercial real estate market. Mr. Sobelman has held various roles within the single tenant, net lease commercial real estate investment market over the past 18 years, including investor, asset manager, broker, owner, analyst and advisor. Mr. Sobelman started his real estate career in 2003 as a real estate analyst and ultimately emerged into a Managing Partner of a solely-focused, triple net lease commercial real estate firm. He has procured or overseen numerous transactions that ranged from small, private investments to portfolio transactions with individual aggregate values of approximately $69 million. Additionally, Mr. Sobelman considers himself a pioneer in implementing hands-on management of net leased properties in order to potentially maintain or increase the value of any one asset. He has overseen or actively participated in single tenant real estate management since 2010.

•

Established and Developing Relationships with Real Estate Financing Sources. We believe our existing relationships with institutional sources of debt financing could provide us with attractive and competitive debt financing options as we grow our property portfolio and provide us the opportunity to refinance our existing indebtedness.

•

Existing Acquisition Pipeline. We believe our extensive network of long standing relationships will provide us with access to a pipeline of acquisition opportunities that will enable us to identify and capitalize on what we believe are attractive acquisition opportunities for our leasing efforts.

•

Growth-Oriented, Flexible and Conservative Capital Structure. We believe our capital structure will provide us with an advantage over many of our private and public competitors. We have no legacy balance sheet issues and limited near-term maturities, which will allow management to focus on business and growth strategies rather than balance sheet repair.

Financing Strategies

Our long-term goal is to maintain a lower-leveraged capital structure and lower outstanding principal amount of our consolidated indebtedness. We intend to target aggregate borrowings equal to approximately 50% or less of our total assets. Individual assets may be more highly leveraged. Over time, we intend to reduce our debt positions through financing our long-term growth with equity issuances and some debt financing having staggered maturities. Our debt may include mortgage debt secured by our properties and unsecured debt. Over a long-term period, we intend to maintain lower levels of debt encumbering the Company, its assets and/or the portfolio.

Public Offering and Nasdaq Capital Market Listing

In September 2021, the Company closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of approximately $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.  Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $10 per share.  The common stock and warrants included in the units (which were separated into one share of common stock and one warrant) currently trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GIPR” and “GIPRW,” respectively.

Our Current Portfolio as of December 31, 2021

•

Creditworthy Tenants. Approximately 80.3% of our portfolio’s annualized rent (excluding our Tenant in Common property) as of December 31, 2021 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Group and Pratt & Whitney, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 65.3% of our portfolio’s annualized base rent as of December 31, 2021.

•	100% Occupied. Our portfolio is 100% leased and occupied.
•

Contractual Rent Growth. Approximately 77% of the leases in our current portfolio (based on annualized rent as of December 31, 2021) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•	Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $17.17. We generally depreciate all properties on a straight-line basis over a 26 – 50 year period.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the nine properties in our portfolio as of December 31, 2021, unless otherwise indicated:

Property Type	Property Location	Rentable Square Feet	Tenant(s)	S&P Credit Rating (1)	Lease Expiration Date	Remaining Term (Years)	Options (Number x Years)	Tenant Contractual Rent Escalations	Annualized Base Rent (2)	Annualized Base Rent Sq. Ft.	Base Rent as a % of Total
Retail	Washington, DC	3,000	7-Eleven Corporation	A	3/31/2026	4.2	2 x 5	Yes	$129,804	$43.27	3.4%
Retail	Tampa, FL	2,200	Starbucks	BBB+	2/29/2028	6.2	4 x 5	Yes	$182,500	$82.95	4.8%
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	A-	1/31/2029	7.1	2 x 5	Yes	$684,996	$11.59	18.1%
Office	Norfolk, VA	49,902	General Services Administration of the United States of America and	AA+	9/17/2028	6.7	—	No	$882,476	$17.68	23.3%
	Norfolk, VA	22,247	Maersk Line, Limited	BBB	12/31/2022	1.0	1 x 5	Yes	$386,795	$17.39	10.2%
Office	Norfolk, VA	34,847	PRA Holdings, Inc.(3)	BB+	8/31/2027	5.7	1 x 5	Yes	$742,850	$21.32	19.6%
Retail	Tampa, FL	3,500	Sherwin- Williams	BBB	7/31/2028	6.6	5 x 5	Yes	$120,750	$34.50	3.2%
Office	Manteo, NC	7,543	General Services Administration of the USA	AA+	2/20/2029	7.1	1 x 5	Yes	$161,346	$21.39	4.3%
Office	Tampa, FL	7,826	Irby Construction Company	BBB-	12/31/2024	3.0	2 x 5	Yes	$148,200	$18.94	3.9%
Retail	Boulder Springs, CO	30,701	BestBuy	BBB+	3/31/2027	5.2	1 x 5	Yes	$353,061	$11.50	9.3%

Total		220,857							$3,792,778

Tenancy in Common Ownership
Retail (4)	Rockford, IL	15,288	La-Z-Boy Corporation	NR	10/31/2027	5.8	4 x 5	Yes	$360,100	$23.55

(1)	Tenant, or tenant parent, rated entity.
(2)	Annualized cash rental income in place as of December 31, 2021. Our leases do not include tenant concessions or abatements.
(3)	Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)	Represents a 36.8% tenancy in common interest in one property.

Property Acquisitions Subsequent to December 31, 2021

The following properties were acquired subsequent to December 31, 2021, bringing our total properties owned to twelve at March 9, 2022.

•	A single tenant medical building (approximately 10,900 square feet) leased to Fresenius Medical Care (NYSE: FMS) located in Chicago, Illinois.
•	A single tenant retail stand-alone property (approximately 2,600 square feet) located in Tampa, Florida with a corporate Starbucks Coffee as the tenant.
•

A leasehold interest in a ground lease and corresponding assignment of a single tenant retail stand-alone property (approximately 88,700 square feet) located in Tucson, Arizona with a corporate Kohl’s as the tenant.

Property Dispositions During 2021

On August 31, 2021 we sold our 15,100-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million. The acquisition was initially funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $1.2 million and by debt financing of approximately $3.4 million. We also repaid the Redeemable Non-Controlling Interest of $1.2 million and the $3.4 million debt from the sales proceeds.

Property Acquisition Pipeline

We are continually engaging in internal research as well as informal discussions with various parties regarding our potential interest in potential acquisitions that fall within our target market. As of March 9, 2022, however, we are not a party to any binding agreement to purchase any additional properties. There is no assurance that any currently available properties in our acquisition pipeline will remain available, or that we will pursue or complete potential acquisitions, at prices acceptable to us or at all.

Distributions

From inception through December 31, 2021, we have distributed approximately $1,299,000 to common stockholders. In addition, on January 3, 2022, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2021, February 15, 2021 and March 15, 2021. January and February distributions were paid on January 24, 2022 and February 22, 2022, respectively, and we expect to pay March dividends on or about March 30, 2022. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

Competition

The net lease industry is highly competitive. We compete to acquire properties with other investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, many of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition increases the demand for the types of properties in which we wish to invest and, therefore, reduces the number of suitable acquisition opportunities available to us and increases the prices paid for such acquisition. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete for tenants in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Many of our competitors have greater economies of scale, have access to more resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Human Capital

As of December 31, 2021 we had two part-time employees and three full-time employees. We plan to use consultants, attorneys, and accountants, as necessary. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Environmental Matters

To control costs, we limit our investments to properties that are environmentally compliant or that do not require extensive remediation upon acquisition. To do this, we intend to conduct assessments of properties before we decide to acquire them. These assessments, however, may not reveal all environmental hazards. In certain instances we rely upon the experience of our management and we expect that in most cases we will request, but will not always obtain, a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials. Additionally, we seek to ensure that many of our leases will contain clauses that require a tenant to reimburse and indemnify us for any environmental contamination occurring at the property. We do not intend to purchase any properties that have known environmental deficiencies that cannot be remediated.

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, cleanup and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws typically impose cleanup responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, cleanup and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. In addition, under the environmental laws, courts and government agencies have the authority to require that a person or company who sent waste to a waste disposal facility, such as a landfill or an incinerator, must pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. Any of these cleanup costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while occupying a net lease may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a net lease property) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. Prior to any acquisition of property, we will seek to obtain environmental site assessments to identify any environmental concerns at the property. However, these environmental site assessments may not reveal all environmental costs that might have a harmed our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our net lease properties will not be affected by the condition of the properties in the vicinity of our net lease properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Insurance

We require our tenant, up to the limits stated in our leases, to maintain liability and property insurance coverage for the properties they lease from us pursuant to net leases. Pursuant to the leases, our tenants may be required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenants with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to any of our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for any indebtedness, even if these properties are irreparably damaged. In addition to being a named insured on our tenants’ liability policies, we intend to separately maintain commercial general liability coverage with an aggregate limit of $2,000,000. We also intend to maintain full property coverage on all untenanted properties and any other property coverage required by any of our lenders that is not required to be carried by our tenants under our leases.

Available Information

We were formed as a Maryland corporation on June 19, 2015. We are the sole general partner of our Operating Partnership, the subsidiary through which we conduct substantially all of our operations and make substantially all of our investments.

The Company’s Annual Reports on Form 1-K and 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the SEC’s website, www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.gipreit.com, and its investor relations website, gipreit.com/investor-relations. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Risks Related to Our Business and Properties

We have limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

We were organized in June 2015 for the purpose of acquiring and investing in freestanding, single-tenant commercial properties net leased to investment grade tenants. We commenced operations as soon as we were able to raise sufficient funds to acquire our first suitable property. However, our ability to make or sustain distributions to our stockholders will depend on many factors, including our ability to identify attractive acquisition opportunities that satisfy our investment strategy, our success in consummating acquisitions on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, the real estate market and the economy. We will face competition in acquiring attractive net lease properties. The value of the net lease properties that we acquire may decline substantially after we purchase them. We may not be able to successfully operate our business or implement our operating policies and investment strategy successfully. Furthermore, we may not be able to generate sufficient operating cash flow to pay our operating expenses and make distributions to our stockholders.

As an early-stage company, we are subject to the risks of any early stage business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a harmful effect on our business and our operating results.

We currently only own twelve leased properties.

As of March 9, 2022, we own twelve properties excluding our tenant-in-common investment. We need to raise funds to acquire additional properties to lease in order to grow and generate additional revenue. Because we only own twelve properties, the loss of any one tenant (or financial difficulties experienced by one of our tenants) could have a material adverse impact on our business and operations.

Many of our current and future properties depend upon a single tenant for all or a majority of the rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Current and future properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

We have experienced losses in the past, and we will likely experience similar losses in the near future.

From inception of the Company through December 31, 2021, we had a cumulative net loss of approximately $5.4 million. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. As we continue to acquire properties, we anticipate high expenses to continue before we are able to achieve positive net income from our properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We may change our investment objectives without seeking stockholder approval.

We may change our investment objectives without stockholder notice or consent. Although our Board has fiduciary duties to our stockholders and intends only to change our investment objectives when our Board determines that a change is in the best interests of our stockholders, a change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

We may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us to identify suitable investment opportunities compatible with our investment criteria. We may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including non-traded REITs, publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

If we cannot obtain additional capital, our ability to make acquisitions and lease properties will be limited. We are subject to risks associated with debt and capital stock issuances, and such issuances may have adverse consequences to holders of shares of our common stock.

Our ability to make acquisitions and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our common stock. Our Board may authorize the issuance of classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of shares our common stock.

Further, we expect to incur additional indebtedness in the future, which may include a new corporate credit facility. Such indebtedness could also have other important consequences to our creditors and holders of our common and preferred stock, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

We may never reach sufficient size to achieve diversity in our portfolio.

We are presently a comparatively small company with only twelve properties, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity. In addition, because we intend to focus on single-tenant properties, we may never have a diverse group of tenants renting our properties, which will hinder our ability to achieve overall diversity in our portfolio. As of March 9, 2022, 46% of our total base rent is derived from our office space properties, 14% from industrial properties, 5% from medical space properties, and 35% from retail space properties.

The market for real estate investments is highly competitive.

Identifying attractive real estate investment opportunities, particularly in the value-added real estate arena, is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities or achieve our investment goal and objectives.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as the Company. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the investment.

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments) and various receivables. Often these estimates require the use of market data values that may be difficult to assess, as well as estimates of future performance or receivables collectability that may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our financial condition and results of operations.

Because of our holding company structure, we depend on our Operating Partnership subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership's subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. In addition, with a limited number of employees, our ability to identify risks is limited. Thus, we may, in the course of our activities, incur losses due to these risks.

You will not have the opportunity to evaluate our investments before we make them.

Our investment policies and strategies are very broad and permit us to invest in any type of commercial real estate, including developed and undeveloped properties, entities owning these assets or other real estate assets regardless of geographic location or property type. Our President and Chairman of the board along with our Investment Committee has absolute discretion in implementing these policies and strategies, subject to the restrictions on investment objectives and policies set forth in our articles of incorporation. Because you cannot evaluate our investments, our securities may entail more risk than other types of investments. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The loss of any of our executive officers could adversely affect our ability to continue operations.

We only have three full-time employees and are therefore entirely dependent on the efforts of our President and our Chief Financial Officer. The departure of either of these employees and our inability to find suitable replacements, or the loss of other key personnel in the future, could have a harmful effect on our business.

Our President, Chief Executive Officer, and Chairman of the Board has guaranteed certain of our indebtedness, which could constitute a conflict of interest.

Our President, Chief Executive Officer, and Chairman of the Board has guaranteed promissory notes for certain of our property acquisitions. As a guarantor, Mr. Sobelman’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.

We rely on information technology networks and systems in conducting our business, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants, lease data and information regarding our stockholders. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches or cyber-attacks, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, any breach in the data security measures employed by any third-party vendors upon which we may rely, could also result in the improper disclosure of personally identifiable information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

We have paid and may continue to pay distributions from offering proceeds to the extent our cash flow from operations or earnings are not sufficient to fund declared distributions. Rates of distribution to you will not necessarily be indicative of our operating results. If we make distributions from sources other than our cash flows from operations or earnings, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including the proceeds from an offering of our securities. To date, we have funded and expect to continue to fund distributions from the net proceeds of our offerings. We may also fund distributions with borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While we intend to pay distributions from cash flow from operations, our distributions paid to date were all funded by proceeds from our securities offerings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Our structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

The coronavirus outbreak could have an adverse effect on our business.

Coronavirus (COVID-19) has spread rapidly across the globe, including the U.S. The pandemic has had an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our tenants, customer sentiment in general and general store traffic. For example, if our tenants suffer financially due to the impact of the pandemic, we may experience hardships in collecting rent from our tenants. To date, we have not experienced any adverse impacts from COVID-19 on our current tenant arrangements. However, the extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

General Risks Related to Investments in Real Estate

The third party valuations of real estate investments we seek to purchase often times includes the value of a commercial lease and the loss of such a lease could result in the value of the real property declining.

Many of the properties that we seek to acquire include a commercial lease arrangement on the property and the corresponding purchase price for such property includes an assumption that such lease will continue. If we purchase a property with a commercial lease arrangement that terminates, the value of the investment may decline and we may be unable to sell the property for what we paid.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	adverse changes in national and local economic and market conditions, including the credit markets;
•	adverse impacts of the coronavirus on our tenants or the economy in general;
•

changes in governmental laws and regulations, including with respect to taxes, real estate, and the environment, fiscal policies and zoning ordinances and the related costs of compliance with those laws and regulations, fiscal policies and ordinances;

•	takings by condemnation or eminent domain;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect all rent from tenants on a timely basis;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;
•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	acts of God, including earthquakes, hurricanes, floods, health pandemics and other natural disasters, which may result in uninsured losses;
•	cost of compliance with the Americans with Disabilities Act;
•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	the impact of permanent mortgage funds, which may render the sale of a property difficult or unattractive; and
•	periods of high interest rates and tight money supply.

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

If a major tenant declares bankruptcy, we may be unable to collect balances due under its leases, which would have a harmful effect on our financial condition and ability to pay distributions to you.

Our success will depend on the financial ability of our tenants to remain current with their leases with us. We may experience concentration in one or more tenants if the future leases we have with those tenants represent a significant percentage of our operations. As of March 9, 2022, we have four tenants, that each account for more than 10% of our annualized rent (Pratt and Whitney Corporation with respect to the Huntsville, AL property; the General Services Administration with respect to the two-tenant office building in Norfolk, VA the office building in Mateo, NC, PRA Holding with respect to the single tenant building in Norfolk, VA, and Kohl’s with respect to the single tenant building in Tucson, AZ). Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

The bankruptcy of a current or future tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a current or future tenant or lease guarantor declares bankruptcy, the tenant or its director may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected. The bankruptcy of a major tenant would have a harmful effect on our ability to pay distributions to you.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, magnify the effects of downturns in that geographic area or industry.

We plan to focus our acquisition efforts on major primary and coastal markets. As of March 9, 2022, we own twelve properties excluding the Tenants in Common property, which are located in Virginia (2 properties), Florida (4 properties), Illinois (1 property), Alabama (1 property), Colorado (1 property), North Carolina (1 property), Arizona (1 property), and Washington, D.C. (1 property). In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area, such as a local economic downturn or a severe natural disaster, would have a magnified adverse effect on our portfolio. In addition, our focus on coastal properties subjects us to the risk of rising sea levels, potential flooding, increased frequency or severity of hurricanes or other natural disasters as a result of climate change and global warming, which risk is increased given our geographic concentration. Similarly, if tenants of our properties become concentrated in a certain industry or industries or in any particular tenant, any adverse effect to that industry or tenant generally would have a disproportionately adverse effect on our portfolio.

We own three of our properties through joint ventures, which may lead to disagreements with our joint venture partner and adversely affect our interest in the joint ventures.

As of March 9, 2022, we own three properties (excluding our Tenant in Common property) through joint ventures and we may enter into additional joint ventures in the future. Our joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture.

In addition, investments made in partnerships or other co-ownership arrangements involve risks not otherwise present in investments we make, including the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;
•	that our co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals
•	that the co-venturer or partner could take actions that decrease the value of an investment to us; or
•	that the co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the risks above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture (which is generally classified as Redeemable Non-Controlling Interest or Non-Redeemable Non-Controlling Interest in our Operating Partnership), either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Thus, the purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon lease terminations.

We have invested and intend to invest primarily in single-tenant, income-producing commercial retail, medical, office and industrial properties, a number of which may include special use single-tenant properties. If the leases on these properties are terminated or not renewed, we may have difficulty re-leasing or selling these properties to new tenants due to the lack of efficient alternate uses for such properties. Therefore, we may be required to expend substantial funds to renovate and/or adapt any such property for a revenue-generating alternate use or make rent concessions in order to lease the property to another tenant or sell the property. These and other limitations may adversely affect the cash flows from, lead to a decline in value of or eliminate the return on investment of, these special use single-tenant properties.

We may be unable to secure funds for future tenant improvements, build outs or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements, tenant refurbishments or tenant-specific build outs to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property, and could adversely impact our ability to pay distributions to you. Furthermore, our ability to dispose of certain of our properties is subject to certain limitations imposed by our tax protection agreements.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. In such event, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

Adverse economic conditions may negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economics where our properties are located:

•	poor economic conditions may result in tenant defaults under leases;
•	re-leasing may require concessions or reduced rental rates under the new leases; and
•

increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted. Currently, the economic climate has been negatively impacted by the actions taken by governmental authorities, businesses and individuals in response to the coronavirus pandemic. Our tenants, and therefore, operations will be negatively affected in the event of a prolonged economic downturn.

Increased vacancy rates could have an adverse impact on our ability to make distributions and the value of an investment in our shares.

If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to real estate investment programs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our business. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;
•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions; and/or
•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations.

All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.

Global market and economic conditions, including as a result of health crises may materially and adversely affect us and our tenants.

If the U.S. economy were to continue to experience adverse economic conditions as a result of the coronavirus or otherwise, such as high unemployment levels, such conditions may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of lease defaults. Volatility in the United States and global markets can make it difficult to determine the breadth and duration of the impact of future economic and financial market crises and the ways in which our tenants and our business may be affected. A lack of demand for rental space could adversely affect our ability to gain new tenants, which may affect our growth and profitability. Accordingly, the adverse economic conditions could materially and adversely affect us.

We may be adversely affected by unfavorable economic changes in the specific geographic areas where our investments are concentrated.

Adverse conditions (including business layoffs or downsizing, the impact of disruptions in global trade agreements or the imposition of tariffs, industry slowdowns, changing demographics, protests, riots and other factors) in the areas where our investments are located and/or concentrated, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our stockholders.

We may recognize substantial impairment charges on our properties.

We may in the future incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that we determine are sufficient to cover reasonably foreseeable losses. Tenants of single-tenant properties leased on a net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

We could be exposed to environmental liabilities with respect to investments to which we take title.

In the course of our business, and taking title to properties, we could be subject to environmental liabilities with respect to such properties. Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Properties may contain mold or asbestos or other hazardous conditions.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property, such as mold, asbestos or other conditions. Mold contamination has been linked to a number of health problems, resulting in recent litigation by tenants seeking various remedies, including damages and ability to terminate their leases. Originally occurring in residential property, mold claims have recently begun to appear in commercial properties as well. Several insurance companies have reported a substantial increase in mold-related claims, causing a growing concern that real estate owners might be subject to increasing lawsuits regarding mold contamination. No assurance can be given that a mold condition will not exist at one or more of our properties, with the risk of substantial damages, legal fees and possibly loss of tenants. It is unclear whether such mold claims would be covered by the customary insurance policies we obtain.

CC&Rs may restrict our ability to operate a property.

Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions (“CC&Rs”) restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore possibly increased prices paid for them. If we pay higher prices for properties and other investments, our profitability may be reduced and you may experience a lower return on your investment.

Our properties may face competition that could reduce the amount of rent paid to us, which would reduce the cash available for distributions and the amount of distributions.

We expect that our properties will typically be located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, several conditions, such as our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Inflation and changes in interest rates may materially and adversely affect us and our tenants.

We are currently experiencing high rates of inflation in the United States.  A continued rise in inflation may result in a rate of inflation greater than the increases in rent that we anticipate may be provided by many of our leases. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

In addition, to the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance will reduce the cash available for distributions and the amount of distributions to you.

We may not be able to re-lease or renew leases at our properties on terms favorable to us or at all.

We are subject to risks that upon expiration or earlier termination of the leases for space at our properties, the space may not be released or, if re-leased, the terms of the renewal or re-leasing (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by an investment. If we are unable to re-lease or renew leases for all or substantially all of the spaces at these investments, if the rental rates upon such renewal or re-leasing are significantly lower than expected, if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or re-leasing process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our property portfolio.

Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between us and a tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. In other circumstances, a tenant may have a contractual right to abate or suspend rent payments. Even without such right, a tenant might determine to do so. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.

A significant portion of our rental income is derived from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Your investment return may be reduced if we are required to register as an investment company under the U.S. Investment Company Act of 1940 (and similar legislation in other jurisdictions).

Neither we nor any of our subsidiaries intend to register as investment companies under the U.S. Investment Company Act of 1940, as amended, and the rules thereunder (and similar legislation in other jurisdictions) (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company. With respect to the 40% test, the entities through which we and our Operating Partnership intend to own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forgo opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Risks Associated with Debt Financing

We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds, if necessary, to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we may qualify as a REIT for federal income tax purposes at such time as our Board of Directors determines is in our best interest.

As of December 31, 2021, we had total cash (unrestricted and restricted) of approximately $10.6 million, properties with a cost basis of $44.0 million and outstanding debt of approximately $29.0 million.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties, or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

We utilize, and intend to continue to utilize, leverage, which may limit our financial flexibility in the future.

According to Nareit, the National Association of Real Estate Investment Trusts, REITs have largely been resilient during the pandemic as overall leverage ratios were at or near the lowest on record. According to Nareit, REITs also lengthened the maturities of their debts to reduce risks of having to refinance during adverse market conditions and maintained high levels of liquidity, both on balance sheet through holdings of cash and securities and also through committed lines of credit.

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal sources of external financing include the issuance of our equity securities and mortgages secured by properties. The market for mortgages has remained strong, and interest rates remain relatively low compared to historical rates, decreasing approximately 1.5% during 2020 for refinanced mortgages. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although these lenders are currently optimistic about the outlook of the credit markets, the potential impact of new regulations and market volatility remain a concern. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.

As of December 31, 2021, we had one promissory note totaling approximately $2.4 million requiring Debt Service Coverage Ratios (also known as “DSCR”) of 1.50:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.30:1.0, three promissory notes totaling $23.8 million requiring DSCR of 1.25:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.20:1.0, and one promissory note totaling $0.9 million requiring DSCR of 1.15:1.0. We were in compliance with all covenants as of December 31, 2021. As of March 9, 2022, we added two new promissory notes with one totaling approximately $1.6 million requiring DSCR of 1.50:1.0 and another new promissory note totaling $1.1 million with no required DSCR.

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to the DSCR covenants described above. These covenants, as well as any future covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to stockholders.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness.

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify as a REIT, we will be required to distribute at least 90% of our annual taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

As of December 31, 2021, we had one promissory note totaling approximately $2.4 million requiring Debt Service Coverage Ratios (also known as “DSCR”) of 1.50:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.30:1.0, three promissory notes totaling $23.8 million requiring DSCR of 1.25:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.20:1.0, and one promissory note totaling $0.9 million requiring DSCR of 1.15:1.0. We were in compliance with all covenants as of December 31, 2021. As of March 9, 2022, we added three new promissory notes with one totaling approximately $1.6 million requiring DSCR of 1.50:1.0, one new promissory note totaling $1.1 million with no required DSCR, and another promissory note totaling $3.7 million requiring DSCR of 1.50:1.0.

These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to the DSCR covenants described above. These covenants, as well as any future covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to stockholders.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We may enter into derivative or hedging contracts that could expose us to contingent liabilities and certain risks and costs in the future.

Part of our investment strategy may involve entering into derivative or hedging contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition and results of operations.

Further, the cost of using derivative or hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our derivative or hedging activity and thus increase our related costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be assured that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit the ability of a REIT to hedge the risks inherent to its operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% income test for the purposes of qualifying as a REIT unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (2) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% income test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75%- and 95%-income tests if we intended to qualify as a REIT in that taxable year. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Interest rates might increase.

Based on historical interest rates, current interest rates are low; however, current economic conditions are signaling that interest rates are likely to rise throughout 2022 and potentially beyond in response to an inflationary environment. If there is a continued increase in interest rates, any debt servicing on investments could be significantly higher than currently anticipated, which would reduce the amount of cash available for distribution to the stockholders. Also, rising interest rates may affect the ability of our management to refinance an investment. Investments may be less desirable to prospective purchasers in a rising interest rate environment and their values may be adversely impacted by the reduction in cash flow due to increased interest payments.

We may use floating rate, interest-only or short-term loans to acquire assets.

Our management has the right, in its sole discretion, to negotiate any debt financing, including obtaining (i) interest-only, (ii) floating rate and/or (iii) short-term loans to acquire assets. If our management obtains floating rate loans, the interest rate would not be fixed but would float with an established index (probably at higher interest rates in the future). No principal would be repaid on interest-only loans. Finally, we would be required to refinance short-term loans at the end of a relatively short period. No assurance can be given that our management would be able to refinance with fixed-rate permanent loans in the future, on favorable terms or at all, to refinance the short-term loans. In addition, no assurance can be given that the terms of such future loans to refinance the short-term loans would be favorable to the Company.

We may use leverage to make investments.

Our management, in its sole discretion, may leverage our assets. As a result of the use of leverage, a decrease in revenues of a leveraged asset may materially and adversely affect that investment’s cash flow and, in turn, our ability to make distributions. No assurance can be given that future cash flow of a particular asset will be sufficient to make the debt service payments on any borrowed funds for that asset and also cover operating expenses. If the investment’s revenues are insufficient to pay debt service and operating expenses, we would be required to use net income from other assets, working capital or reserves, or seek additional funds. There can be no assurance that additional funds will be available, if needed, or, if such funds are available, that they will be available on terms acceptable to us.

Leveraging an asset allows a lender to foreclose on that asset.

Lenders financing an asset, even non-recourse lenders, are expected in all instances to retain the right to foreclose on that asset if there is a default in the loan terms. If this were to occur, we would likely lose our entire investment in that asset. Lenders may have approval rights with respect to an encumbered asset. A lender financing an asset will likely have numerous other rights, which may include the right to approve any change in the property manager for a particular investment.

Availability of financing and market conditions will affect the success of the Company.

Market fluctuations in real estate financing may affect the availability and cost of funds needed in the future for investments. In addition, credit availability has been restricted in the past and may become restricted again in the future. Restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect the investments and our ability to execute its investment goals.

Federal Income Tax Risks

The Company is not currently a REIT and may never become a REIT. Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We have not qualified as a REIT to date. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Code. We believe that we have structured our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. We will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could prevent our qualification or result in our disqualification as a REIT.

We are currently, and if we fail to qualify as a REIT for any taxable year after having qualified we will be, subject to federal income tax on our taxable income at corporate rates. Also, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Moreover, if any of our initial properties acquired before we qualified as a REIT were to be sold within five years after electing REIT status, the disposition could give rise to gain that would be subject to corporate income tax. To qualify as a REIT, we may not have, at the end of any taxable year, any undistributed earnings and profits that are attributable to a “C” corporation taxable year. We do not believe we will have any undistributed “C” corporation earnings and profits, but in the event we do accumulate any non-REIT earnings and profits, we intend to distribute such non-REIT earnings and profits before the end of our first REIT taxable year to comply with this requirement. There can be no assurance that the IRS would not take the position that the distribution procedure is not available, in which case we would fail to qualify as a REIT.

We may have difficulty satisfying the requirement that we not be closely held.

One of the requirements for REIT qualification is that we not be closely held. For these purposes, we will be closely held if five or fewer individuals (including certain entities treated as individuals for this purpose) own (or are treated as owning under applicable attribution rules) more than 50% by value of our stock at any time during the second half of the taxable year. This requirement does not apply during our first REIT year. Upon the election to be taxed as a REIT for our taxable year ending December 31, 2021, the closely held test should become relevant in July of 2022. Our articles of incorporation generally restrict any person from owning or being treated as owning more than 9.8% of our stock, limiting the amount of our stock any five persons could own or be treated as owning 49% of our stock, in order to prevent us from failing the closely held requirement. As permitted in our articles of incorporation, however, our Board has granted, and may grant from time to time in the future, waivers with respect to the 9.8% ownership restriction for holders for which we determine, based on such holders’ representations, covenants and agreements, that such waivers would not jeopardize our status as a REIT.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such gain. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

REIT distribution requirements could adversely affect our liquidity.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to maintain our REIT status. We may have to incur short- or long-term debt or liquidate an investment in a property we were not planning to sell to pay these distributions. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (exclusive of the application of the 3.8% net investment tax). Dividends (other than capital gain dividends) payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income and therefore may be subject to a 37% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Through taxable years ending December 31, 2025, the top effective rate applicable to ordinary dividends from REITs is 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations). The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock if we qualify as a REIT.

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability to pay distributions to our stockholders.

If we are established as a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits applicable to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay monthly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our Board may deem relevant from time to time.

Our tax protection agreements could give rise to material liability.

We have entered into a tax protection agreement with each of Greenwal, L.C. and Riverside Crossing, L.C., in connection with their respective contributions of property to us in June 2019. These agreements limit our ability to dispose of any interest in those contributed properties in a taxable transaction prior to the seventh anniversary of the applicable contribution date. Upon such a disposition, subject to certain exceptions (such as a tax-deferred Section 1031 like-kind exchange), we are required to indemnify Greenwal, L.C. and Riverside Crossing, L.C. and their indirect owners for their federal, state and local income tax liabilities attributable to the built-in gain that existed with respect to such contributed property as of the contribution date, plus in certain instances, an additional amount so that after the counterparty (or certain other parties) has paid any federal, state and local income taxes on the tax indemnity payments received, including any additional amounts, it has received an amount equal to the additional federal, state and local income taxes incurred. Moreover, the agreements require a similar indemnification obligation if, during the seven-year period from the applicable contribution date, we do not maintain a certain minimum level of nonrecourse debt secured by the contributed property or fail to offer the contributors the opportunity to guarantee any replacement debt upon a future repayment, retirement, refinancing or other reduction (other than a scheduled amortization) of currently outstanding debt on their respective contributed property. We agreed to these provisions to facilitate the property acquisitions and assist the contributors in deferring the recognition of taxable gain as a result of their contribution of the properties to us. At the time of contribution, the approximate appraised value of the property contributed by Greenwal, L.C. was $11.8 million, and the approximate value of the property contributed by Riverside Crossing, L.C. was $7.1 million.

Legislative or regulatory action could adversely affect investors.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors.

You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. You should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of this Form 10-K that will be applicable to an investment in our shares, and that future legislation may affect this tax opinion.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

Foreign persons (other than certain foreign pension funds) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, are generally subject to the Foreign Investment in Real Property Tax of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were regularly traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Risks Related to our Securities

The stock price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased your shares.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased your shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us or the real estate industry or sector in which we operate;

•	increases in market interest rates that lead purchasers of our shares to demand a higher dividend yield;

•	changes in market valuations of companies similar to us;

•	adverse market reaction to any securities we may issue or additional debt we incur in the future;

•	adverse impacts of the coronavirus on our tenants or the economy in general;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	high levels of volatility in the credit markets;

•	the realization of any of the other risk factors included herein; and

•	general market and economic conditions.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Accordingly, we may be the target of securities related litigation or other similar litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

We can provide no assurance that our common stock and warrants will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

Our shares of common stock and warrants are currently listed on Nasdaq. For our securities to continue to be listed on the Nasdaq, we must meet the current Nasdaq continued listing requirements. If we were unable to meet these requirements, our securities could be delisted from the Nasdaq. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares and warrants that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Because we have 110.0 million authorized shares of stock, management could issue additional shares, diluting the current shareholders’ equity.

We have 100.0 million authorized shares of common stock and 10.0 million authorized shares of preferred stock. Our management could, without the consent of the existing shareholders, issue substantially more shares of common stock, causing a large dilution in the equity position of our current shareholders. Additionally, large share issuances would generally have a negative impact on the value of our shares, which could cause you to lose a substantial amount, or all, of your investment.

Holders of the warrants have no rights as a common stockholder until they acquire our common stock.

Until holders of our warrants acquire shares of our common stock upon exercise of the warrants, the holders will, with certain limited exceptions, have no rights with respect to shares of our common stock issuable upon exercise of the warrants. Upon exercise of the warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

The exclusive forum clause set forth in the warrants may have the effect of limiting an investor’s rights to bring legal action against us and could limit the investor’s ability to obtain a favorable judicial forum for disputes with us.

Our outstanding warrants provide for investors to consent to exclusive forum to state or federal courts located in New York, New York. This exclusive forum may have the effect of limiting the ability of investors to bring a legal claim against us due to geographic limitations and may limit an investor’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, nothing in the warrant limits or restricts the federal district court in which a holder of a warrant may bring a claim under the federal securities laws.

Provisions of our warrants could discourage an acquisition of us by a third party.

Certain provisions of our warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of our warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. If no analysts commence coverage of us, or if analysts commence and then cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts publish inaccurate or unfavorable research about our business, the price for our common stock would likely decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have elected to use the extended transition period for complying with new or revised accounting standards.

This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates for such new or revised accounting standards. Further, we cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our future qualification as a REIT. Unless exempted by our Board, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Our charter permits our Board to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offeror must provide the Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to us at the lowest of (1) the latest offering price of our common stock; (2) the fair market value of one share of our common stock as determined by an independent valuation; and (3) the lowest tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of the Company’s expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we expect to enter into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.

Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our Board and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our Board has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office, industrial, medical and retail properties located throughout the United States. As of December 31, 2021, we owned or had an equity interest in nine office, industrial or retail buildings totaling approximately 221,000 rentable square feet. In addition, we own 36.8% of a Tenant in Common that comprises approximately 15,000 square foot retail building. We directly manage or engage a 3rd party property manager to manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to seven years. We estimate that approximately 77% of our existing leases as of December 31, 2021 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenants are the General Service Administration, PRA Group and Pratt & Whitney, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 65% of our portfolio’s annualized base rent as of December 31, 2021.

Geographic Diversification Table

The following tables show a list of properties we owned as of December 31, 2021, grouped by the state where each of our investments is located.

Office, Industrial and Retail Properties as of December 31, 2021

	Number of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Alabama	1	59,091	26.8%	684,996	18.1%
Florida	3	13,526	6.1%	451,450	11.9%
Colorado	1	30,701	13.9%	353,061	9.3%
North Carolina	1	7,543	3.4%	161,346	4.3%
Virginia	2	106,996	48.4%	2,012,121	53.0%
District of Columbia	1	3,000	1.4%	129,804	3.4%

Total	9	220,857	100%	3,792,778	100.0%

Subsequent to December 31, 2021, we acquired the following:

•

On January 7, 2022, we completed the acquisition of a 11,000 square-foot single-tenant retail building in Chicago, Illinois occupied by Fresenius Medical Care for total consideration of approximately $3.1 million.

•	On January 14, 2022, we completed the acquisition of a 2,600 square foot single-tenant retail building in Tampa, Florida occupied by Starbucks for total consideration of approximately $2.2 million.

•

On March 9, 2022, we acquired the leasehold interest in a ground lease and corresponding assignment of an 88,400 square foot single-tenant retail building in Tucson, Arizona occupied by Kohl’s for total consideration of approximately $7.3 million.

Top Tenants Physical Occupancy Table as of December 31, 2021

Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
General Services Administration of the United States	2	1,043,822	28%
PRA Holdings Inc.	1	742,850	20%
Pratt & Whitney	1	684,996	18%
Maersk Line Limited	1	386,795	10%
Starbucks	1	182,500	5%
BestBuy	1	353,061	9%
Irby Construction Company	1	148,200	4%
Sherwin Williams	1	120,750	3%
7-Eleven	1	129,804	3%

Total		3,792,778	100%

Lease Expiration Tables

The following table sets forth lease expirations for our properties as of December 31, 2021, assuming that none of the tenants exercise their renewal options.

Expiration Year	Number of Leases Expiring	Square Footage	Annualized Base Rent	% of Total Annualized Base Rent
2022	1	22,247	$386,795	10%
2023	-	—	—
2024	1	7,826	148,200	4%
2025	-	—	—
2026	1	3,000	129,804	3%
Thereafter	7	187,784	3,127,979	82%

Total	10	220,857	3,792,778	100%

Physical Occupancy Table for Last 5 Years

All properties have been 100% occupied during our ownership.

Annualized Base Rent Per Square Foot for Last 3 Years

The following table presents the average effective annual rent per square foot for each of our properties we owned as of December 31, 2021 for the prior three years (or shorter depending on how long we have owned the applicable property).

Property Type	Property Location	Rentable Sq. Ft.	Tenant(s)	Annualized Base Rent	Annualized Base Rent Sq. Ft. 2019	Annualized Base Rent Sq. Ft. 2020	Annualized Base Rent Sq. Ft. 2021
Retail	Washington, DC	3,000	7-Eleven Corporation	$129,804	$39.33	$42.28	$43.27
Retail	Tampa, FL	2,200	Starbucks	$182,500	$82.95	$82.95	$82.95
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	$684,996	$11.59	$11.59	$11.59
Office	Norfolk, VA	49,902	General Services Administration of the USA	$882,476	$17.68	$17.68	$17.68
	Norfolk, VA	22,247	Maersk Line, Limited	$386,795	$16.35	$15.43	$17.39
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	$742,850	$20.49	$20.80	$21.32
Retail	Tampa, FL	3,500	Sherwin- Williams	$120,750		$34.50	$34.50
Office	Manteo, NC	7,543	General Services Administration of the USA	$161,346			$21.39
Office	Tampa, FL	7,826	Irby Construction Company	$148,200			$18.94
Retail	Grand Junction, CO	30,701	Best Buy	$353,061			$11.50

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any lawsuits, claims or other legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021. On October 1, 2021, the units mandatorily separated into common stock and warrants and ceased trading.  On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market under the symbols “GIPR” and “GIPRW,” respectively.  As of March 10, 2022, we had 2,199,786 shareholders of record.   This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Use of Proceeds from Public Offering

On September 2, 2021, we entered into an Underwriting Agreement with Maxim Group LLC on behalf of itself and as representative of the underwriters named therein (the “Underwriting Agreement”), pursuant to which the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 units consisting of one share of common stock, $0.01 par value per share (“Common Stock”), and one warrant exercisable for one share of Common Stock (the “Investor Warrants”). The units were sold to the public at the price of $10.00 per unit and were offered by the Company pursuant to the registration statement on Form S-11 (File No. 333-235707), which was declared effective on September 2, 2021 (the “Registration Statement”). The shares of Common Stock and Investor Warrants comprising the units began separate trading 31 days from the date the registration statement was declared effective. On September 8, 2021, the Public Offering closed, resulting in gross proceeds to the Company of approximately $15,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses. The Company also granted to the underwriter a 30-day option to purchase up to an additional 225,000 units.  On September 30, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 165,000 units, generating gross proceeds of $1,650,000. The Company received total net proceeds in the Public Offering of approximately $13.8 million after deducting underwriting discounts and commissions and other expenses of approximately $2.9 million incurred during the years ended December 31, 2021 and 2020. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

Distributions

We have operated in a manner that we believe will allow us to qualify as a REIT for federal income tax purposes. The U.S. federal income tax laws require that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and that it pay tax at U.S. federal corporate income tax rates to the extent that it annually distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains. In addition, a REIT will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income, and 100% of its undistributed income from prior years.

Although we anticipate making monthly distributions to our stockholders over time, our board of directors has the sole discretion to determine the timing and amount of any distributions to our stockholders. As such, we cannot provide any assurance as to the amount or timing of future distributions.  If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required either to fund distributions from working capital, borrowings, proceeds from the sale of equity securities or to reduce the amount of such distributions. Because we have not yet generated a profit, distributions to date have been made from offering proceeds. To be able to pay such dividends, our goal is to generate cash distributions from operating cash flow and proceeds from the sale of properties. However, until we generate sufficient cash flows, we expect our distributions will be from a combination of operating cash flows and offering proceeds.

Distributions made by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and other factors described below. We cannot assure you that our distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any distributions that we pay in the future will depend upon our actual results of operations, economic conditions, debt service requirements, capital expenditures and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including our revenue, operating expenses, interest expense and unanticipated expenditures.

From inception through December 31, 2021, we have distributed approximately $1,299,000 to common stockholders. In addition, on January 3, 2022, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2022, February 15, 2022 and March 15, 2022. January and February distributions were paid on January 24, 2022 and February 22, 2022, respectively, and we expect March distributions to be paid on or about March 30, 2022. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises. The CEO is currently waiving distributions.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

As part of the Public Offering, on September 8, 2021, the Company entered into an agreement with the CEO to redeem 112,500 shares of common stock for $100. As of December 31, 2021, these shares had been cancelled.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A, “Risk Factors.”

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021.

Public Offering and Nasdaq Listing

In September 2021, the Company closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.  Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $10 per share.  The common stock and warrants included in the units (which were separated into one share of common stock and one warrant) currently trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GIPR” and “GIPRW,” respectively.

Our Investments

The following are characteristics of our properties as of December 31, 2021 (excluding our Tenants in Common Property):

•

Creditworthy Tenants. Approximately 80% of our portfolio’s annualized rent as of December 31, 2021 (excluding our Tenant in Common property) was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Group and Pratt & Whitney, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 65% of our portfolio’s annualized base rent as of December 31, 2021.

•	100% Occupied. Our portfolio is 100% leased and occupied.
•

Contractual Rent Growth. Approximately 77% of the leases in our current portfolio (based on annualized rent as of December 31, 2021) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•	Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $17.12. We generally depreciate all properties on a straight-line basis over a 26 – 50 year period.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the nine properties in our portfolio as of December 31, 2021, unless otherwise indicated:

Property Type	Property Location	Rentable Square Feet	Tenant(s)	S&P Credit Rating (1)	Lease Expiration Date	Remaining Term (Years)	Options (Number x Years)	Tenant Contractual Rent Escalations	Annualized Base Rent (2)	Annualized Base Rent Sq. Ft.	Base Rent as a % of Total
Retail	Washington, DC	3,000	7-Eleven Corporation	A	3/31/2026	4.2	2 x 5	Yes	$129,804	$43.27	3.4%
Retail	Tampa, FL	2,200	Starbucks	BBB+	2/29/2028	6.2	4 x 5	Yes	$182,500	$82.95	4.8%
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	A-	1/31/2029	7.1	2 x 5	Yes	$684,996	$11.59	18.1%
Office	Norfolk, VA	49,902	General Services Administration of the United States of America and	AA+	9/17/2028	6.7	—	No	$882,476	$17.68	23.3%
	Norfolk, VA	22,247	Maersk Line, Limited	BBB	12/31/2022	1.0	1 x 5	Yes	$386,795	$17.39	10.2%
Office	Norfolk, VA	34,847	PRA Holdings, Inc.(3)	BB+	8/31/2027	5.7	1 x 5	Yes	$742,850	$21.32	19.6%
Retail	Tampa, FL	3,500	Sherwin-Williams	BBB	7/31/2028	6.6	5 x 5	Yes	$120,750	$34.50	3.2%
Office	Manteo, NC	7,543	General Services Administration of the United States of America	AA+	2/20/2029	7.1	1 x 5	Yes	$161,346	$21.39	4.3%
Office	Tampa, FL	7,826	Irby Construction Company	BBB-	12/31/2024	3.0	2 x 5	Yes	$148,200	$18.94	3.9%
Retail	Grand Junction, CO	30,701	BestBuy	BBB+	3/31/2027	5.2	1 x 5	Yes	$353,061	$11.50	9.3%

Total		220,857							$3,792,778

Tenancy in Common Ownership
Retail	Rockford, IL	15,288	La-Z-Boy Corporation	NR	10/31/2027	5.8	4 x 5	Yes	$360,100	$23.55

(1)	Tenant, or tenant parent, rated entity.
(2)	Annualized cash rental income in place as of December 31, 2021. Our leases do not include tenant concessions or abatements.
(3)	Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.

Property Acquisitions Subsequent to December 31, 2021

Since December 31, 2021, we have purchased the following properties as of March 9, 2022:

•	A single tenant medical building (approximately 10,900 square feet) leased to Fresenius Medical Care (NYSE: FMS) and located in Chicago, Illinois acquired in January 2022.
•	A single tenant retail stand-alone property (approximately 2,600 square feet) located in Tampa, Florida with a corporate Starbucks Coffee (NASDAQ: SBUX) as the tenant acquired in January 2022.
•

A leasehold interest in a ground lease and corresponding assignment of a single tenant retail stand-alone property (approximately 88,700 square feet) located in Tucson, Arizona with a Kohl’s (NASDAQ: KSS) as the tenant acquired in March 2022.

Property Dispositions During 2021

On August 31, 2021 we sold our 15,100-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million. The acquisition was initially funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $1.2 million and by debt financing of approximately $3.4 million. We also repaid the Redeemable Non-Controlling Interest of $1.2 million and the $3.4 million debt from the sales proceeds.

Results of Operations

Our management team’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service, and to fund dividends to our stockholders. As a result, our management team’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Our management team’s evaluation of our potential for generating cash flow includes on-going assessments of our existing portfolio of properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

In addition, our management team evaluates our portfolio and individual properties’ results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Our management team focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow. Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

Our results of operations for the years ended December 31, 2021 and 2020 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of growth through future acquisitions of real estate related investments.

Results of Operations For The Years Ended December 31, 2021 and 2020

Revenue

For the year ended December 31, 2021, total revenue from operations were $3,900 thousand as compared to $3,520 thousand for the year ended period ended December 31, 2020. Revenue increased approximately $380 thousand due to three additional properties generating revenue for the twelve-months ended December 31, 2021 that were purchased in February 2021, April 2021 and December 2021 as well as $45 thousand in commission revenue offset in part by the sale of a property in August 2021.

Operating Expenses

For the year ended December 31, 2021 and 2020, we incurred total expenses of $5,548 thousand and $4,865 thousand, respectively which included total general, administrative and organizational expenses (“GAO”) of $1,111 thousand for 2021 and $818 thousand for 2020. The $293 thousand increase in GAO expenses is due to increased legal fees of $139 thousand, insurance of $54 thousand, executive recruiting fees of $55 thousand, rent expense of $15 thousand, and a net increase in other expenses of $88 thousand offset in part by a decrease in audit and audit-related fees of approximately $58 thousand.

For the year ended December 31, 2021 and 2020, we incurred building expenses of $768 thousand and $711 thousand, respectively. The $57 thousand increase is primarily due to increased property insurance expense of $25 thousand, and increased maintenance costs of $30 thousand and other costs of $38 thousand offset in part by lower property asset management fees of $36 thousand.

For the year ended December 31, 2021 and 2020, we incurred depreciation and amortization expense of $1,508 thousand and $1,453 thousand, respectively. The $55 thousand increase is due to the additional properties acquired offset in part by the sale of a property in August 2021.

For the year ended December 31, 2021 and 2020, we incurred interest expense and amortization of debt issuance costs of $1,311 thousand and $1,400 thousand respectively. The $89 thousand decrease in interest expense incurred is the result of $3.4 million of loans in which the interest rates changed based on 30 day LIBOR, the payoff of a $3.4 million loan in conjunction with the sale of a property in August 2021, the interest rate reduction for the $7.8 million loan and the $4.9 million loan from 4.25% to 3.50% in March 2021, and the payoff of the $1.1 million related party loan, offset in part by interest on the debt used to acquire new properties.

For the year ended December 31, 2021 and 2020, we incurred compensation costs of $850 thousand and $483 thousand respectively. The $367 thousand increase is reflective of hiring additional personnel, an increase in stock-based compensation of $212 thousand, and bonuses of $36 thousand.

Gain on Disposal of Property

On August 31, 2021 we sold our 15,100-square-foot property, occupied by a single tenant Walgreens, in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million and recognized a gain on the sale of $923 thousand.

Income Tax Benefit

We did not record an income tax benefit for the for the year ended December 31, 2021 or 2020 because we have been in a net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the operating losses.

Net Loss

For the year ended December 31, 2021 and 2020, we generated a net loss of $712 thousand and a net loss of $1,345 thousand, respectively.

Income on investment in Tenancy in Common

For the year ended December 31, 2021, our share of earnings on our investment generated income of $12 thousand as we purchased a property in 2021 in which we own 36.8% interest. The Company accounts for the property under the equity method.

Net Income Attributable to Non-controlling Interests

For the year ended December 31, 2021, we allocated net income attributable to non-controlling interest of $530 thousand as compared to $487 thousand for the year ended December 31, 2020. The increase is attributable to the distributions provided to the additional redeemable non-controlling interests that were used to finance the acquisition of properties in 2021.

Net Loss Attributable to Shareholders

For the year ended December 31, 2021 and 2020, we generated a net loss attributable to our shareholders of $1,242 thousand and $1,832 thousand, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of December 31, 2021, we had total cash (unrestricted and restricted) of approximately $10.6 million, properties with a cost basis of $44.0 million and outstanding debt of approximately $29.0 million.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.  On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.

We currently obtain the capital required to invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties and from any undistributed funds from our operations. We anticipate that our current cash on hand and availability under the Facility combined with the revenue generated from investment properties and proceeds from debt arrangements will provide sufficient liquidity to meet future funding commitments for at least the next 12 months.

As of December 31, 2021 and 2020, we had total current liabilities (excluding the current portion of the acquired lease intangible liability) which consists of accounts payable, accrued expenses, insurance payable of $370 thousand and $565 thousand, respectively. As of December 31, 2021, current mortgage loan payments due within 12 months total $0.6 million. Outstanding indebtedness consisted of the following as of December 31, 2021 and 2020:

			As of December 31,	As of December 31,
			2021	2020
	Interest Rate	Maturity Date
Promissory note issued for $1,286,664 by a financial institution, interest only payments due monthly of approximately $3,800 until December 2023. Note was originally issued on January 15, 2015 and assumed and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664
Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	—
Promissory note issued for $850,000 by a financial institution. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for first 24 months; thereafter, weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three tears on April 21, 2023, plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	—
Promissory note issued for $2,350,000 by a financial institution. Note was issued on December 28, 2021 and can be prepaid at any time without penalty. Secured by our Best Buy - Grand Junction, CO property.	Wall Street Journal Prime Rate with a minimum of 3.25%	12/28/2023	2,350,000	—
Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,805,524	8,022,271
Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,889,670	5,041,935
Promissory note issued for $1,900,000 to a Clearlake Preferred Member, secured by all of the personal and fixture property of the Operating Partnership, interest payments due monthly. Note was issued on December 16, 2019 and was prepaid without penalty on September 30, 2021.	10.00%	12/16/2021	—	1,100,000
Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty.	4.17%	3/6/2030	11,150,130	11,287,500
Promissory note issued for $3,407,391 by a financial institution. Note was issued on September 11, 2019 and prepaid without penalty upon the sale of the Walgreen-Cocoa, Florida property on August 31, 2021 which was securing the note.	30-day LIBOR adjusted monthly plus 225 basis points	9/11/2021	$—	$3,407,391
Less: debt issuance costs, net			(637,693)	(689,190)
			$28,969,295	$29,456,571

The Company amortized debt issuance costs during the twelve-months ended December 31, 2021 and 2020 to interest expense of $120 thousand and $135 thousand, respectively. The Company paid debt issuance costs for the year ended December 31, 2021 and 2020 of $70 thousand and $589 thousand, respectively.

As of December 31, 2021, we had three promissory notes totaling approximately $23.8 million require Debt Service Coverage Ratios (also known as “DSCR”) of 1.25:1.0, one promissory note totaling $1.3 million require DSCR of 1.20:1.0, one promissory note totaling $0.9 million require DSCR of 1.15:1.0, one promissory note totaling $1.3 million require DSCR of 1.30:1.0, and one promissory note totaling $2.4 million require DSCR of 1:50:1.0. We were in compliance with all covenants as of December 31, 2021. As of March 9, 2022, we added three new promissory notes with one totaling approximately $1.6 million requiring DSCR of 1.50:1.0, one new promissory note totaling $1.1 million with no required DSCR, and one totaling approximately $3.7 million requiring DSCR of 1.50:1.0.

As of December 31, 2021, the Company’s President has personally guaranteed the repayment of the $11.1 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property, the $1.3 million loan secured by our GSA Manteo NC property and the $2.4 million loan secured by our Best Buy Grand Junction, CO property. The aggregate guaranteed principal amount of these loans total approximately $16.9 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”), with an aggregate principal amount of approximately $12.7 million.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with the Lender for the $25 million Facility to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.  At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount.  Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date.  Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. David Sobelman, the Company’s President, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions.  Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default.  Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable.  All loans under the Facility must close by October 26, 2023.  The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender. As of December 31, 2021, we have borrowed approximately $2.4 million under the Facility.

Minimum required principal payments on the Company’s debt as of December 31, 2021 are as follows:

As of December 31,
2021
2022	$580,740
2023	4,240,446
2024	12,981,450
2025	251,011
2026	261,675
2027 and beyond	11,291,666
$29,606,988

The acquisition of the Manteo, NC property in February 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of approximately $0.5 million and by debt financing of approximately $1.3 million.

The Company modified the Bayport loans in February 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

The acquisition of the Plant City, FL property in April 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of approximately $1.0 million and by debt financing of approximately $0.9 million.

The acquisition of the Rockford, IL Tenants in Common property in August 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.7 million.

The acquisition of the Grand Junction, CO property in December 2021, was funded with debt financing of approximately $2.4 million.

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

Cash from Operations

Net cash used by operations was $174 thousand during the year ended December 31, 2021 compared with cash provided by operations of $257 thousand during the year ended December 31, 2020.

Cash from Investing Activities

For the year ended December 31, 2021 net cash used in investing activities was $3.9 million as compared to net cash used in investing activities of $273 thousand for the year ended December 31, 2020. The change is due to the purchase of $8.3 million in properties during the year offset in part by the proceeds from the sale of our Walgreen-Cocoa, Florida property for $5.2 million during the year ended December 31, 2021 versus a roofing project costing $196 thousand associated with our GSA/Maersk - Norfolk, Virginia building in the year ended December 31, 2020.

Cash from Financing Activities

Net cash generated by financing activities was $13.6 million for the year ended December 31, 2021 compared to net cash used in financing activities of $260 thousand for the year ended December 31, 2020. The change is the result of the proceeds from the sale of units in an underwritten offering of $14.4 million, issuance of redeemable non-controlling interests for $2.1 million and mortgage loan borrowings of $4.5 million, offset in part by $560 thousand of distributions paid to common shareholders and $493 thousand paid to redeemable non-controlling interests as compared to 2020 activity that includes new mortgage borrowings on three properties for $11.3 million which enabled the company to reduce outstanding debt by $10.0 million, the payment of $333 thousand of dividends to common shareholders, $589 thousand in debt issuance costs and $487 thousand distribution to redeemable non-controlling interests.

Future Rental Payment

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2021:

Future Minimum Rent Payments
2022	$3,796,000
2023	3,427,000
2024	3,432,000
2025	3,296,000
2026	3,211,000
Thereafter	6,298,000
$23,460,000

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

As a company primarily involved in owning income generating real estate assets, management considers the following accounting policies critical as they reflect our more significant judgments and estimates used in the preparation of our financial statements and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). We capitalize any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. We allocate the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, building, tenant improvements, land purchase options, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), based in each case on their respective fair values.

We allocate the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

The value allocable to the above-market or below-market market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what we would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets, and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. We then adjust FFO for amortization of deferred financing costs, non-cash stock compensation, public company consulting fees, and non-recurring litigation expenses and settlements to calculate Core Funds From Operations, or Core FFO. We use FFO and Core FFO as measures of our performance when we formulate corporate goals.

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

Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, our management team believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations. Nor does it reflect distributions paid to redeemable non-controlling interests (See Note 6 of our Consolidated Financial Statements included herein).

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO, and Core AFFO:

	Twelve Months Ended Dec 31,
	2021	2020

Net Loss	$(712,433)	$(1,344,615)
Gain on disposal of property	(923,178)	-
Depreciation and amortization	1,508,340	1,452,556
Funds From Operations	(127,271)	107,941

Amortization of deferred financing costs	120,343	134,898
Public company consulting fees	-	60,000
Non-cash stock compensation	314,122	101,645
Adjustments From Operations	434,465	296,543

Core Funds From Operations	$307,194	$404,484

Net Loss	$(712,433)	$(1,344,615)
Gain on disposal of property	(923,178)	-
Depreciation and amortization	1,508,340	1,452,556
Amortization of deferred financing costs	120,343	134,898
Below-market lease related intangibles	(147,228)	(109,496)
Adjustments From Operation	558,277	1,477,958
Adjusted Funds From Operations	(154,156)	133,343

Non-cash stock compensation	314,122	101,645
Public company consulting fees	-	60,000

Adjustments From Operations	314,122	161,645
Core Adjusted Funds From Operations	$159,966	$294,988

Jumpstart Our Business Startups Act (“JOBS Act”)

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things, exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. We currently qualify as an emerging growth company, but will no longer qualify after the earliest of:

•	the last day of the fiscal year during which we have annual total gross revenues of $1.07 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act;

•	the date on which we issue more than $1 billion in non-convertible debt securities during a previous three-year period; or

•	the date on which we become a large accelerated filer, which generally is a company with a public float of at least $700 million (Exchange Act Rule 12b-2).

As an emerging growth company, we are eligible to include audited financial statements required for only two fiscal years and limited executive compensation information.

Pursuant to the relief for emerging growth companies under the JOBS Act, our independent registered public accounting firm is not required to file an attestation report on our internal controls over financial reporting and is exempt from the mandatory auditor rotation rules.

In addition, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard. The decision by companies to “opt out” of the extended transition period for complying with new or revised accounting standards is irrevocable. We are not electing to opt out of the JOBS Act extended accounting transition period. We intend to take advantage of the extended transition period provided under the JOBS Act for complying with new or revised accounting standards.

To the extent we take advantage of the reduced disclosure requirements afforded by the JOBS Act, investors may be less likely to invest in us or may view our shares as a riskier investment than a similarly situated company that does not take advantage of these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 8. FINANICAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Income Properties, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 18, 2022

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2021	2020

Assets
Investment in real estate
Property	$41,025,309	$37,352,447
Tenant improvements	482,701	482,701
Acquired lease intangible assets	3,304,014	3,014,149
Less accumulated depreciation and amortization	(3,512,343)	(2,317,454)
Total investments	41,299,681	38,531,843
Investment in tenancy-in-common	725,082	—
Cash and cash equivalents	10,589,576	937,564
Restricted cash	34,500	184,800
Deferred rent asset	156,842	126,655
Prepaid expenses	237,592	134,165
Deferred financing costs	—	614,088
Accounts receivable	88,661	75,794
Escrow deposit and other assets	288,782	75,831
Total Assets	$53,420,716	$40,680,740
Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$201,627	$118,462
Accounts payable - related party	100	—
Accrued expenses	134,816	406,125
Acquired lease intangible liability, net	577,388	415,648
Insurance payable	33,359	40,869
Deferred rent liability	228,938	188,595
Note Payable - related party	—	1,100,000
Mortgage loans, net of unamortized discount of $637,693 and $689,190 at December 31, 2021 and December 31, 2020, respectively	28,969,295	28,356,571
Total liabilities	30,145,523	30,626,270
Redeemable Non-Controlling Interests	9,621,159	8,684,431
Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,172,950 shares issued and outstanding at December 31, 2021 and 576,918 issued and outstanding at December 31, 2020	21,729	5,770
Additional paid-in capital	19,051,929	5,541,411
Accumulated deficit	(5,419,624)	(4,177,142)
Total Generation Income Properties, Inc. stockholders' equity	13,654,034	1,370,039

Total Liabilities and Stockholders' Equity	$53,420,716	$40,680,740

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

	Twelve Months ended December 31,
	2021	2020
Revenue
Rental income	$3,854,846	$3,520,376
Other income	45,250	-
Total Revenue	$3,900,096	$3,520,376

Expenses
General, administrative and organizational costs	1,111,029	817,671
Building expenses	768,182	711,446
Depreciation and amortization	1,508,340	1,452,556
Interest expense, net	1,310,950	1,400,129
Compensation costs	849,701	483,189
Total expenses	5,548,202	4,864,991
Operating loss	(1,648,106)	(1,344,615)

Gain on investment in tenancy-in-common	12,495	-
Gain on disposal of property	923,178	-
Net Loss	$(712,433)	$(1,344,615)

Less: Net income attributable to non-controlling interest	530,049	487,038
Net Loss attributable to Generation Income Properties, Inc.	$(1,242,482)	$(1,831,653)

Total Weighted Average Shares of Common Stock Outstanding – Basic	1,067,599	532,281
Total Weighted Average Shares of Common Stock Outstanding – Diluted	1,067,599	532,281

Basic Loss Per Share Attributable to Common Stockholders	$(1.16)	$(3.44)
Diluted Loss Per Share Attributable to Common Stockholders	$(1.16)	$(3.44)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock Shares	Common Stock Amount	Additional Paid-In- Capital	Accumulated Deficit	Generation Income Properties, Inc. Stockholders' Equity	Redeemable Non- Controlling Interest
Balance - December 31, 2019	525,250	$5,253	$4,773,639	$(2,345,489)	$2,433,403	$8,198,251
Restricted stock unit compensation	1,668	17	101,628	—	101,645	—
Issuance of Redeemable Operating Partnership Units for property acquisition	—	—	—	—	—	486,180
Common stock issued for cash	50,000	500	999,500		1,000,000	—
Distribution on Redeemable Non-Controlling Interest						(487,038)
Dividends paid on Common Stock			(333,356)		(333,356)	—
Net income (loss) for the year				(1,831,653)	(1,831,653)	487,038
Balance - December 31, 2020	576,918	$5,770	$5,541,411	$(4,177,142)	$1,370,039	$8,684,431
Restricted stock unit compensation	28,582	285	201,405	—	201,690	—
Common stock issued for services	14,950	149	123,283	—	123,432	—
Issuance of equity securities for cash, net of issuance costs	1,665,000	16,650	13,745,119	—	13,761,769	—
Redemption of common stock	(112,500)	(1,125)	1,025	—	(100)	—
Issuances of Redeemable Non-Controlling Interests for property acquisitions	—	—	—	—	—	2,100,000
Redemption of Redeemable Non-Controlling Interest	—	—	—	—	—	(1,200,000)
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	(493,321)
Dividends paid on Common Stock	—	—	(560,314)	—	(560,314)	—
Net income (loss) for the year	—	—	—	(1,242,482)	(1,242,482)	530,049
Balance - December 31, 2021	2,172,950	$21,729	$19,051,929	$(5,419,624)	$13,654,034	$9,621,159

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020
CASHFLOWS FROM OPERATING ACTIVITIES
Net loss	$(712,433)	$(1,344,615)
Adjustments to reconcile net loss to cash (used) provided by operating activities:
Depreciation	1,078,854	1,041,222
Amortization of acquired lease intangible assets	429,486	411,334
Amortization of debt issuance costs	120,343	134,898
Amortization of below market leases	(147,228)	(109,496)
Common stock issued for services	112,432	-
Restricted stock unit compensation	201,690	101,645
Equity in earnings on investment in tenancy-in-common	(12,495)	-
Gain on sale of property	(923,178)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,867)	(1,946)
Other assets	(37,951)	(65,224)
Deferred rent asset	(30,187)	(61,553)
Prepaid expenses	(103,427)	(56,157)
Accounts payable	83,165	35,525
Accrued expenses	(260,309)	72,030
Deferred rent liability	40,343	98,996
Net cash (used) provided by operating activities	(173,762)	256,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	(8,288,954)	(272,849)
Escrow deposit for purchase of properties	(175,000)	-
Distribution from tenancy-in-common	12,243	-
Investment in tenancy-in-common	(724,830)	-
Proceeds from sale of land, buildings, other tangible and intangible assets	5,245,856	-
Net cash used in investing activities	(3,930,685)	(272,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net	14,375,857	1,000,000
Proceeds from issuance of redeemable interest	2,100,000	-
Mortgage loan repayments - related party	(1,100,000)	(800,000)
Redemption of redeemable non-controlling interests	(1,200,000)	-
Mortgage loan borrowings	4,475,000	11,287,500
Mortgage loan repayments	(3,913,773)	(10,108,205)
Deferred financing costs paid in cash	-	(215,248)
Debt issuance costs paid in cash	(69,780)	(589,133)
Insurance financing borrowings	277,059	189,153
Insurance financing repayments	(284,569)	(203,484)
Distribution on redeemable non-controlling interests	(493,321)	(487,038)
Dividends paid on common stock	(560,314)	(333,356)
Net cash generated from (used in) financing activities	13,606,159	(259,811)
Net increase (decrease) in cash and cash equivalents	9,501,712	(276,001)
Cash and cash equivalents and restricted cash - beginning of period	1,122,364	1,398,365
Cash and cash equivalents and restricted cash - end of period	$10,624,076	$1,122,364

CASH TRANSACTIONS
Interest Paid	$1,192,251	$1,245,012
NON-CASH TRANSACTIONS
Stock issued for accrued liabilities	11,000	-
Deferred financing costs incurred on account	-	224,000
Deferred distribution on redeemable non-controlling interests	36,729	-
Debt assumed related to asset acquisition	-	486,180
Operating partnership units issued for property acquisition	-	-
Accounts payable - related party for redemption of common stock shares	-	1,286,664

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Generation Income Properties, Inc. (the “Company”) was formed as a Maryland corporation on September 19, 2015. The Company is an internally managed real estate investment company focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States.

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of December 31, 2021 owned 85.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of December 31, 2021, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 9 properties and held partial interests in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The preparation of the consolidated financial statements in conformity with U.S. GAAP.

The Company adopted the calendar year as its basis of reporting. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

The Company generally rounds to the nearest hundred in the footnotes.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

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

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$10,589,576	$937,564
Restricted cash	34,500	184,800
Total cash and cash equivalents and restricted cash	$10,624,076	$1,122,364

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent asset. Conversely, when actual cash collected is greater than the amount recognized on a straight-line basis, the difference is recognized as a liability. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income. Deferred rent asset as of December 31, 2021 and December 31, 2020 was approximately $156,800 and $126,700, respectively. Deferred rent liability as of December 31, 2021 and December 31, 2020 was approximately $228,900 and $188,600, respectively, of which $188,000 and $165,800 respectively related to prepaid rent.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. There were no allowances for receivables recorded for the year ended December 31, 2021 or 2020.

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

Other Income

The Company earned an acquisition fee equal to one percent of the sale price of $4,525,000 upon the closing of the purchase of the property in Rockford, IL which is reported as other income.  The property is held as an investment in common.  Refer to Note 11 for more information.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in compensation costs in the Company’s Consolidated Statements of Operations based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

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

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 26 and 50 years, tenant improvements, which are generally between 2 and 10 years. Depreciation expense for the year ended December 31, 2021 and 2020 was approximately $1,078,900 and $1,041,200, respectively.

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

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options, restricted stock, and restricted stock units if their effect is anti-dilutive. As of December 31, 2021 and December 31, 2020, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments during the year ended December 31, 2021 or 2020.

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

Deferred Financing Costs

Since inception the Company incurred approximately $1,279,800 of costs associated with the Company’s public equity raise that closed on September 8, 2021. These deferred offering costs were reclassified to additional paid in capital in connection with the successful offering during the year ended December 31,2021.

Recent Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-05 establishing Topic 842, Lessors – Certain Leases with Variable Lease Payments.  The amendments in this update affect lessor lease classification.  Lessors should classify and account for a lease as an operating lease if both of the following criteria are met: (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing.  This update should result in similar treatment under the current Topic 842 as under the previous Topic 840 and is effective for fiscal years beginning after December 15, 2021.  The adoption of this standard will not have a material impact to the Company's financial condition, results of operations, cash flows or related footnote disclosures as the Company's customary lease terms do not result in sales-type or direct financing classification, although future leases may.

Note 3 – Investments in Real Estate

Acquisitions:

During the year ended December 31, 2021, the Company acquired three properties.

	Manteo, NC	Plant City, FL	Grand Junction, CO	Total
Property	$2,149,015	$1,635,824	$4,400,452	$8,185,291
Acquired lease intangible assets	100,379	121,509	354,603	576,491
Total investments	2,249,394	1,757,333	4,755,055	8,761,782
Less acquired lease intangible liability	511,620	—	—	511,620
Total investments	$1,737,774	$1,757,333	$4,755,055	$8,250,162

The first property is located in Manteo, NC and was purchased on February 11, 2021 using a $500,000 cash capital contribution through the issuance of a redeemable non-controlling interest and debt of $1,275,000. The second property is located in Plant City, FL and was purchased on April 21, 2021 using a $950,000 cash capital contribution through the issuance of a redeemable non-controlling interest and debt of $850,000. The third property is located in Grand Junction, CO and was purchased on December 28, 2021 using cash on hand of approximately $2,405,000 and debt of $2,350,000. The acquisitions are accounted for as asset acquisitions under ASC 805-50, Business Combinations. The purchase price of the asset acquisitions were allocated to land, building, and acquired lease intangible assets and liabilities based on management’s estimate.

During the year ended December 31, 2020, the Company acquired one property.

Tampa, FL
Property	$1,662,904
Acquired lease intangible assets	184,767
Total investments	$1,847,671

The property is located in Tampa, FL and was purchased on November 30, 2020 from a related party for 24,309 common units in the Operating Partnership at a $20.00 per unit price valued in total for approximately $486,200, $1,000 in cash and the assumption of approximately $1,286,700 in existing debt.  The Company’s president owns 10% of the related party. The acquisition is accounted for as asset acquisition under ASC 805-50, Business Combinations. The purchase price of the asset acquisition was allocated to land, building, and acquired lease intangible assets based on management’s estimate.

Dispositions:

During the year ended December 31, 2021, the Company sold one property.

Cocoa, FL
Property	$4,539,617
Acquired lease intangible assets	298,230
Total investments	4,837,847
Less accumulated depreciation and amortization	(313,447)
Less acquired lease intangible liability, net	(202,650)
Net book value of property upon sale	$4,321,750

The property was located in Cocoa, FL and was sold on August 31, 2021 for approximately $5,245,900 and recognized a gain of approximately $923,200.

Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	December 31,	December 31,
	2021	2020
Acquired lease intangible assets	$3,304,014	$3,014,149
Accumulated amortization	(994,857)	(624,106)
Acquired lease intangible assets, net	$2,309,157	$2,390,043

 The amortization for lease intangible assets for the year ended December 31, 2021 and 2020 was approximately $429,500 and $411,300, respectively.

The future amortization for intangible assets is listed below:

As of December 31, 2021
2022	$346,000
2023	339,700
2024	339,700
2025	306,600
2026	296,200
Thereafter	681,000
$2,309,200

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liability is comprised of the following:

	December 31,	December 31,
	2021	2020
Acquired lease intangible liability	$845,063	$585,792
Less: recognized rental income	(267,675)	(170,144)
Total below market lease, net	$577,388	$415,648

The amortization for below market leases for the year ended December 31 2021 and 2020 was approximately $147,200 and $109,500, respectively.

The future amortization for intangible liabilities is listed below:

As of December 31, 2021
2022	$86,700
2023	86,700
2024	86,700
2025	86,700
2026	76,200
Thereafter	154,400
$577,400

Note 6 – Redeemable Non-Controlling Interests

The following table reflects our Redeemable Non-Controlling Interests:

	Brown Family Trust	Irby Prop Partners	Hornstrom	GIP Fund I	Greenwal L.C.	Riverside Crossing L.C.	Total
Balance, December 31, 2019	$1,200,000	$—	$—	$—	$4,965,000	$2,033,251	$8,198,251
Issuance of Redeemable Operating Partnership Units for property acquisition	—	—	—	486,180	—	—	486,180
Distribution on Redeemable Non-Controlling Interest	(119,630)	—	—	—	(260,663)	(106,745)	(487,038)
Net income for the year	119,630	—	—	—	260,663	106,745	487,038
Balance, December 31, 2020	$1,200,000	$—	$—	$486,180	$4,965,000	$2,033,251	$8,684,431
Issuances of Redeemable Non-Controlling Interests for property acquisitions	500,000	950,000	650,000	—	—	—	2,100,000
Redemption of Redeemable Non-Controlling Interest for property disposition	(1,200,000)	—	—	—	—	—	(1,200,000)
Distribution on Redeemable Non-Controlling Interest	(120,971)	(53,511)	(19,945)	(14,584)	(82,550)	(201,760)	(493,321)
Net income for the year	120,971	80,267	29,917	14,584	82,550	201,760	530,049
Balance, December 31, 2021	$500,000	$976,756	$659,972	$486,180	$4,965,000	$2,033,251	$9,621,159

As part of the Company’s acquisition of a building for approximately $4,578,800 in Cocoa, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on September 11, 2019 pursuant to which the Company’s subsidiary received a capital contribution of $1,200,000. Pursuant to the agreement, the Company was required to pay the preferred equity member a 10% internal rate of return (“IRR”) on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, was the general manager of the subsidiary while Brown Family Trust was a preferred member. Because of the redemption right, the non-controlling interest was presented as temporary equity at redemption value. The Company redeemed the Brown Family Trust $1,200,000 Redeemable Non-Controlling Interest upon the sale property in August 2021.

As part of the Company’s acquisition of a building for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. Pursuant to the agreement, the Company will pay the preferred equity member a 9% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary while Brown Family Trust is a preferred member. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $500,000. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

For the year ended December 31, 2021 and 2020, the Company paid these Redeemable Interests approximately $121,000 and $119,600 , respectively in preferred distributions for these two agreements with Brown Family Trust.

As part of the Company’s acquisition of a building for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partners (Irby Prop Partners) on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is approximately $976,800. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

For the year ended December 31, 2021, the Company paid these Redeemable Interests approximately $53,500 in distributions and accrued $26,700 of the deferred IRR.

As part of the Company’s investment in a tenant in common entity for $0.7 million in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is approximately $660,000. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

Each of the Preferred Members described above may redeem their interest on or after the Redemption date (second year anniversary of the Closing), at the discretion of such Preferred Member, as applicable, all or a portion thereof, of such Preferred Member’s pro-rata share of the Redemption Price in the form of GIPLP UNITS. Such GIPLP UNITS shall be subject to all such restrictions, such as with respect to transferability, as reasonably imposed by GIPLP. The number of GIPLP UNITS issued to any Preferred Member shall be determined by dividing the total amount of the Redemption Price that such Preferred Member shall receive in GIPLP UNITS by a 15% discount of the average 30-day market price of Generation Income Properties, Inc. Units shall then be convertible into common stock of Generation Income Properties, Inc. on a 1:1 basis in accordance with the Partnership Agreement of Generation Income Properties, L.P.

For the year ended December 31, 2021, the Company paid these Redeemable Interests approximately $19,900 in distributions accrued $10,000 of the deferred IRR.

As part of the Company’s acquisition of two buildings on September 30, 2019 for $19.1 million in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, LC and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in Operating Partnership at $20.00 per share for a total value of $6,998,251 or as of December 31, 2021 a 13.8% interest in our Operating Partnership. The contribution agreement allows for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty-nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $20.00 per share of common stock of the Company, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest.

As part of the Company’s acquisition of one building on November 30, 2020 for $1.8 million in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (GIP Fund I) that resulted in the issuance of 24,309 common units in Operating Partnership at $20.00 per share for a total value of $486,180 or as of December 31, 2021 a 1.0% interest in our Operating Partnership. The Company’s President owns 10% of GIP Fund I. The contribution agreement allows for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $20.00 per share of common stock of the Company, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest. For the year ended December 31, 2021 and 2020, the Company paid these three Redeemable Interests of approximately $298,900 and $367,400, respectively in distributions.

Note 7 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 of undesignated preferred stock. No preferred shares have been issued as of the date of this report. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

Issuance of Equity Securities for Cash

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

On September 30, 2021, the Company issued and sold as part of the underwriter’s Over-Allotment Option an additional 165,000 Units. The units were sold to the public at the price of $10.00 per unit and generated net proceeds of $13.8 million, net of underwriter discounts and other financing costs incurred since inception. The Investor Warrants issued in the offering entitle the holder to purchase one share of Common Stock at a price equal to $10.00 for a period of five years.

As part of the Public Offering, on September 8, 2021, the Company entered into an agreement with the CEO to redeem 112,500 shares of common stock for $100 which is recorded in accounts payable – related party at December 31, 2021. As of December 31, 2021, these shares had been physically returned to our transfer agent and cancelled.

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

For the year ended December 31, 2021, the Company moved approximately $1,279,800 of deferred financing costs into additional paid in capital of which approximately $614,100 had been incurred as of December 31, 2020.

Warrants

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

The Company has 1,914,850 and 100,000 warrants outstanding as of December 31, 2021 and 2020, respectively, which will expire five to seven years from the date of issuance. Investor Warrants issued on September 8 and 28, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively. See Note 13 Subsequent Events for Investor Warrants exercised after December 31, 2021.

Issue Date	Warrants Issued
April 25, 2019 exercise price of $20.00	50,000
November 13, 2020 exercise price of $20.00	50,000
September 8, 2021 exercise price of $10.00	1,500,000
September 8, 2021 exercise price of $12.50	135,000
September 30, 2021 exercise price of $10.00	165,000
September 30, 2021 exercise price of $12.50	14,850

The following is a summary of warrants outstanding as of December 31:

	2021			2020
	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life
Beginning of the year	100,000	$20.00	6.1	50,000	$20.00	6.3
Issuance	1,814,850	$10.21	—	50,000	20.00
Ending balance	1,914,850	$10.72	4.7	100,000	$20.00	6.1

Warrants exercisable	1,765,000	$10.57	4.7	100,000	20.00	6.1

The intrinsic value of the warrants as of December 31, 2021 and 2020 was $0 and $0, respectively.

Stock Compensation

Restricted Common Shares issued to the Board and Employees

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

The board granted 14,000 restricted shares to directors, officers and employees effective January 1, 2021 valued at $20.00 per share that vest annually over 3 years. The pro-rated vested share restrictions are removed upon the annual anniversary of the award. The 14,000 restricted shares were issued to the directors, officers and employees in September 2021.

On February 3, 2020, the board of directors granted 6,250 restricted shares to its former chief financial officer that vested every 12 months on an annual basis over 36 months. The award is valued at $125,000  and was based on the equity pricing issuance of $20.00 per share. The pro-rated vested share restrictions are removed upon the annual anniversary of the award. The 2,083 unrestricted shares were issued to the chief financial officer in February 2021 and another 4,167 restricted shares were issued to the chief financial officer in September 2021.

The following is a summary of restricted shares issued as of December 31:

	2021	2020
Number of Shares Outstanding at beginning of the period	14,582	5,000
Restricted Shares Issued	14,000	11,250
Restricted Shares Vested	(5,415)	(1,668)

Number of Restricted Shares Outstanding at end of the period	23,167	14,582
Compensation expense	$201,690	$101,645

Common stock issued for services

Pursuant to an amended employment agreement in which the former chief financial officer waived his right to cash compensation in lieu of being awarded 550 restricted shares of common stock each month until the closing of an initial underwritten public offering, we issued the former chief financial officer 2,200 shares of stock in March 2021 representing four months of compensation from December 2020 to March 2021 and another 2,750 shares of stock were issued in October 2021 representing four months of compensation from April 2021 to August 2021. The Company issued 10,000 shares in December 2021 to the former chief financial officer as a bonus for the equity offering.  The company recognized $112,432 in compensation expense for common stock issued for services for the year ended December 31, 2021. These shares are accrued as compensation expense until issued by the Company.

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering.  The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan.  As of December 31, 2021, 10,000 shares had been granted under the Omnibus Incentive Plan.

Common Shareholders Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the years ended December 31, 2021 and 2020:

Board of Directors Authorized Date	Record Date	Per Share or Per Unit Cash Distributions to Common Shareholders and Operating Partnership Unit Holders
October 5, 2021	December 15, 2021	$0.054
October 5, 2021	November 15, 2021	$0.054
October 5, 2021	October 15, 2021	$0.054
August 25, 2021	August 31, 2021	$0.325
February 26, 2021	March 15, 2021	$0.325
October 30, 2020	November 17, 2020	$0.350
June 23, 2020	July 2, 2020	$0.350
January 31, 2020	February 28, 2020	$0.350

*	Our president and chairman waived his right to receive a distribution for all of these periods mentioned above.

While we are under no obligation to do so, we expect to declare and pay distributions to our stockholders. The issuance of a distribution will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution, and our charter does not require that we issue distributions to our stockholders other than as necessary to meet IRS REIT qualification standards.

Note 8 – Leases

Future Minimum Rents

For the year ended December 31, 2021 and 2020, we had four tenants that each account for more than 10% of our rental revenue as indicated below:

	2021	2020
Pratt and Whitney – Huntsville, AL property	17.8%	21.0%
General Services Administration – Walmer Ave. Norfolk, VA property	22.9%	25.3%
Maersk Shipping – Walmer Ave. Norfolk, VA property	9.7%	10.7%
PRA Holding – Corporate Blvd. Norfolk, VA property	18.9%	21.8%

Future Minimum Rents

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2021:

Future Minimum Rent Payments
2022	$3,796,000
2023	3,427,000
2024	3,432,000
2025	3,296,000
2026	3,211,000
Thereafter	6,298,000
$23,460,000

Note 9 – Promissory Notes

The Company had the following promissory notes outstanding as of December 31, 2021 and 2020, respectively:

			As of December 31,	As of December 31,
	Interest Rate	Maturity Date	2021	2020
Promissory note issued for $3,407,391 by a financial institution. Note was issued on September 11, 2019 and prepaid without penalty upon the sale of the Walgreen-Cocoa, Florida property on August 31, 2021 which was securing the note.	30-day LIBOR plus 225 basis points	9/11/2021	$—	$3,407,391
Promissory note issued for $1,286,664 by a financial institution, interest only due monthly of approximately $3,800 until December 2023. Note was originally issued on January 15, 2015 and assumed and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664
Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	—
Promissory note issued for $850,000 by a financial institution. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for the first 24 months; thereafter, weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years on April 21, 2023, plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	—
Promissory note issued for $2,350,000 by a financial institution. Note was issued on December 28, 2021 and can be prepaid at any time without penalty. Secured by our Best Buy - Grand Junction, CO property.	Wall Street Journal Prime Rate with minimum of 3.25%	12/28/2023	2,350,000	—
Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/ Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,805,524	8,022,271
Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,889,670	5,041,935
Promissory note issued for $1,900,000 to a Clearlake Preferred Member, secured by all of the personal and fixture property of the Operating Partnership, interest payments due monthly. Note was issued on December 16, 2019 and was prepaid without penalty on September 30, 2021.	10.00%	12/16/2021	—	1,100,000
Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty.	4.17%	3/6/2030	11,150,130	11,287,500
Less: debt issuance costs, net			(637,693)	(689,190)
			$28,969,295	$29,456,571

The Company amortized debt issuance costs during the year ended December 31, 2021 and 2020 to interest expense of approximately $120,300 and $134,900, respectively. The Company paid debt issuance costs for the year ended December 31, 2021 and 2020 of approximately $69,800 and $589,100, respectively.

As of December 31, 2021, we had one promissory note totaling approximately $2.4 million requiring Debt Service Coverage Ratios (also known as “DSCR”) of 1.50:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.30:1.0, three promissory note totaling $23.8 million requiring DSCR of 1.25:1.0, one promissory note totaling $1.3 million requiring DSCR of 1.20:1.0, one promissory note totaling $0.9 million requiring DSCR of 1.15:1.0. We were in compliance with all covenants as of December 31, 2021.

As of December 31, 2021, the Company’s President has personally guaranteed the repayment of the $11.1 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property, the $1.3 million loan secured by our GSA Manteo NC property and the $2.4 million loan secured by our Best Buy Grand Junction, CO property. The aggregate guaranteed principal amount of these loans total approximately $16.9 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”), with an aggregate principal amount of approximately $12.7 million.

The Company modified the Bayport loans in February 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of December 31, 2021 are as follows:

As of December 31,
2021
2022	$580,740
2023	4,240,446
2024	12,981,450
2025	251,011
2026	261,675
2027 and beyond	11,291,666
$29,606,988

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.  At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount.  Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date.  Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. David Sobelman, the Company’s Chairman, President and Chief Executive Officer, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions.  Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default.  Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable.  All loans under the Facility must close before October 26, 2023, two years after the closing date of the initial loan.  The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender. As of December 31, 2021, the Company has borrowed approximately $2.4 million under the facility.

Note 10 – Related Party

The Company had previously engaged 3 Properties (a brokerage and asset manager company) that was owned 100% by the Company’s President, when it purchased properties and to manage properties. This agreement was terminated effective August 31, 2020. For the year ended December 31, 2020, the Company paid 3 Properties approximately $40,135 for asset management services under this agreement.

On November 30, 2020, the Company acquired an approximately 3,500-square-foot building from GIP Fund 1, LLC a related party that is owned 10% by the President and Chairman of the Company. The retail single-tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in Generation Income Properties LP valued at $20.00 per unit for purposes of the contribution.

Note 11 – Tenant in Common Investment

On August 13, 2021, the Company entered into a tenancy-in-common (“TIC”) structure whereby the TIC acquired a 15,288 square foot single tenant building in Rockford, IL for total consideration of approximately $4.5 million. The Company acquired a 36.8% interest in the TIC acquisition with Sunny Ridge HHP, LLC (“Sunny Ridge”) holding the remaining TIC interest. Funding for the Company’s interest was primarily funded through a Redeemable Non-Controlling Interest Contribution from Mr. Hornstrom to one of our subsidiaries for $650,000. The remainder of the purchase price of the property was funded by Sunny Ridge of $1.2 million and debt financing of approximately $2.7 million. Mr. Hornstorm owns 50% of Sunny Ridge and also contributed $600,000 of $950,000 Redeemable Non-Controlling Interest contribution for the Plant City, FL property. The tenancy-in-common investment was accounted for under the equity method and as of December 31, 2021 it had a carrying value of approximately $725,100.

The acquisition of this property was financed in part through the issuance of a Promissory note for $2,715,000 by a financial institution. The Note was issued on August 13, 2021 and can be prepaid at any time without penalty and is secured by the Lazy Boy–- Rockford, IL property.  The Company’s share of this debt is approximately $1.0 million. The Company’s President has personally guaranteed the repayment of the $2.7 million loan. The loan has normal covenants which includes DSCR 1.50:1.0.

The condensed income statement for the year ended December 31, 2021 for the Tenant in Common Investment is as follows:

	Total	Company Portion
Revenue	$141,906	$52,278
Total operating expenses	107,988	39,783
Operating income	$33,918	$12,495

The condensed balance sheet as of December 31, 2021 for the Tenant in Common Investment is as follows:

December 31,
2021
Prepaid expenses	$522
Deferred rent asset	2,108
Property, net of depreciation	4,341,285
Acquired lease intangible asset, net of amortization	279,850
Due from tenant-in-common	47,350
Total assets	$4,671,115

Accounts payable	$845
Accounts payable - related party	13,696
Accrued expenses	4,751
Acquired lease intangible liability, net of amortization	42,993
Mortgage payable net of unamortized debt issuance costs	2,677,446
Equity, GIP Inc. Tenant-in-common	725,082
Equity, Sunny Ridge Tenant-in-common	1,206,302
Total liabilities and equity	$4,671,115

Note 12 – Income Taxes

The Company performs an evaluation of the realizability of its deferred tax assets on a semi-annual basis.  The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent and projected future taxable income and prudent and feasible tax planning strategies.  The estimates and assumptions used by the Company in computing the income taxes reflected in the accompanying consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when finalized or the related adjustments are identified.

Under ASC 740-10-30-5, Income Taxes, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not (i.e., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets including, primarily, the recent history of taxable earnings or losses. Based on operating losses reported by the Company during 2021, 2020, 2019, 2018, 2017 and 2016, the Company concluded there was not sufficient positive evidence to overcome this recent operating history. As a result, the Company believes that a valuation allowance is necessary based on the more-likely-than-not threshold noted above. The Company recorded a valuation allowance of approximately of $1,681,700 as of December 31, 2021 and approximately $1,396,900 as of December 31, 2020 equal to its deferred tax asset at that time. The valuation allowance reflects the decrease in deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017. The Company’s net operating losses carryforward as of December 31, 2021 and 2020 were approximately $4,623,000 and $3,349,000, respectively, and can be carried forward indefinitely.

Significant components of the tax expense (benefit) recognized in the accompanying consolidated statements of operations for the period December 31, 2021 and December 31, 2020 are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Current tax benefit
Federal	$(247,762)	$(466,975)
State	(50,904)	(96,630)
Total current tax benefit	(298,666)	(563,605)
Deferred tax expense	144,541	266,357
Rate change adjustment	(2,844)	3,937
Valuation allowance	156,969	293,311
Income tax benefit	$-	$-

The reconciliation of the income tax computed at the combined federal and state statutory rate of 12.6% as of December 31, 2021 and 17.1% as of December 31, 2020 to the income tax benefit is as follows:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Benefit on net loss	(156,142)	12.6%	(313,001)	17.1%
Nondeductible expenses	2,017	-0.3%	15,753	-1.0%
Rate change adjustment	(2,844)	0.2%	3,937	-0.2%
Valuation allowance	156,969	-12.5%	293,311	-15.9%
Tax benefit/effective rate	-	0.0%	-	0.0%

The significant components of the Company’s deferred tax liabilities and assets as of December 31, 2021 and December 31, 2020 are as follows:

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Tax expense for debt issuance costs	$157,926	$170,241
Loss carryforwards	1,464,345	1,161,562
Organizational costs	59,394	65,050
Total deferred tax asset	1,681,665	1,396,853
Valuation allowance	(1,681,665)	(1,396,853)
Net deferred tax asset	$-	$-

The Company’s federal and state tax returns for the 2017 through 2020 tax years generally remain subject to examination by U.S. and various state authorities.

Note 13 – Subsequent Events

On January 7, 2022, we acquired a 10,900 square-foot single-tenant retail building in Chicago, Illinois for total consideration of approximately $3.1 million. This property was funded by a combination of approximately $1.6 million of debt and cash. The building is occupied by Fresenius Medical Care with approximately 5 years remaining on their primary lease term and annualized base rent of approximately $224,000.

On January 14, 2022, we acquired a 2,600 square-foot single-tenant retail building in Tampa, Florida for total consideration of approximately $2.2 million. This property was funded by a combination of the issuance of approximately $1.1 million of operating partnership units of Generation Income Properties LP and debt of approximately $1.1 million. The building is occupied by Starbucks with approximately 5 years remaining on their lease term and annualized base rent of approximately $135,000.

On March 9, 2022, we acquired a leasehold interest in a ground lease and corresponding assignment of an 88,700 square-foot single-tenant retail building in Tucson, Arizona for total consideration of approximately $7.3 million. The acquisition of this property was funded by a combination of debt of approximately $3.7 million and cash. The building is occupied by Kohl’s with approximately 8 years remaining on their first extension lease term and annualized base rent of approximately $824,000. As part of this transaction, the Company also assumed the land lease for the underlying property.  This ground lease has approximately 7 years remaining on the original lease term with 11 available renewal options through 2084 and requires us to pay annualized base rent of approximately $233,000.

On January 3, 2022, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2021, February 15, 2021 and March 15, 2021. January and February distributions were paid on January 24, 2022 and February 22, 2022, respectively, and we expect to pay March distributions on or about March 30, 2022. David Sobelman, the Company’s president and founder, waived his right to receive these distributions for this period. The Company also announced that it was also paying its GIP LP unit holders held by third parties a similar $0.054 per unit cash distribution.

In March 2022, 268,360 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 26,836 shares of common stock were issued upon exercise.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	Financial Statements. (see Item 8)

2.	Financial Statement Schedule. See Item 15(a)(1) above.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

3.	Exhibits. The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2	Bylaws of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Form 1-A filed on September 16, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015)
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018)
4.2.1

First Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference from Exhibit 4.4 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

4.2.2

Second Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.2 from the Company’s Form 8-K filed on September 9, 2021)

4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 9, 2021)
4.8*	Description of Securities
10.1+	Generation Income Properties, Inc. 2020 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
10.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
10.3+	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
10.4+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
10.5+

Form of Director and Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No.  1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.6+	Employment Agreement with David E. Sobelman (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-11 filed on December 26, 2019)
10.7+

Employment Agreement, dated January 24, 2022 (with term effective as of February 28, 2022), between Generation Income Properties, Inc. and Allison Davies (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2022).

10.8

Note, Deed of Trust, Assignment of Leases and Rents, and Related Loan Documents Assignment, Assumption and Modification Agreement dated September 30, 2019 by and among Riverside Crossing, L.C., as original borrower, GIPVA 130 Corporate Blvd, LLC, as new borrower, Newport News Shipbuilding Employees; Credit Union, Inc. DBA BayPort Credit Union, and James B. Mears, as trustee. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.9

Commercial Loan Agreement dated September  30, 2019, between GIPVA 2510 Walmer Ave, LLC and Newport News Shipbuilding Employees; Credit Union, Inc. DBA BayPort Credit Union (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No.  1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.10

Guaranty of Nonrecourse Carveout Liabilities and Obligations dated as of September  30, 2019 made by Generation Income Properties, L.P., Generation Income Properties, Inc. and David E. Sobelman in favor of Newport News Shipbuilding Employees’ Credit Union, Inc. DBA Bayport Credit Union (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.11

Guaranty of Nonrecourse Carveout Liabilities and Obligations dated as of September  30, 2019 made by Generation Income Properties, L.P., Generation Income Properties, Inc. and David E. Sobelman in favor of Newport News Shipbuilding Employees’ Credit Union, Inc. DBA Bayport Credit Union (incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.12

Loan Agreement dated as of February 11, 2020 by and among GIPFL 1300 S DALE MABRY, LLC, GIPDC 3707  14TH ST, LLC and GIPAL JV 15091 SW ALABAMA 20, LLC, as borrowers, and DBR Investments Co. Limited (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.13

Guaranty of Recourse Obligations dated as of February 11, 2020 made by David Sobelman and Generation Income Properties, L.P. for the benefit of DBR Investments Co. Limited (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.14	Commitment for $25 Million Master Credit Facility with American Momentum Bank dated October 26, 2021 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on October 27, 2021)
10.15

Contribution Agreement, dated October 11, 2021, between Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on January 20, 2022)

10.16

Tenants in Common Agreement dated August 2, 2021 between GIPIL 525 S Perryville RD, LLC and Sunny Ridge MHP, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Amendment No. 9 to Registration Statement on Form S-11 filed on August 18, 2021).

10.17

Contribution and Subscription Agreement between the Company and Riverside Crossing, L.C. (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.17.1

Amendment to Contribution and Subscription Agreement with Riverside Crossing, L.C. (incorporated by reference to Exhibit 10.28.1 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.18

Contribution and Subscription Agreement between the Company and Greenwal, L.C. (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.18.1

Amendment No. 1 to Contribution and Subscription Agreement with Greenwal, L.C. (incorporated by reference to Exhibit 10.29.1 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.18.2

Amendment No. 2 to Contribution and Subscription Agreement with Greenwal, L.C. (incorporated by reference to Exhibit 10.29.2 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.19

Tax Protection Agreement between the Company and Riverside Crossing, L.C. dated September 30, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 6 to Registration Statement on Form S-11 filed on June 17, 2021).

10.20

Tax Protection Agreement between the Company and Greenwal, L.C. dated September 30, 2019. (incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 6 to Registration Statement on Form S-11 filed on June 17, 2021).

10.21

Contribution and Subscription Agreement, dated October 28, 2020, between Generation Income Properties, L.P. and GIP Fund  1, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.22*+	Form of Restricted Stock Award Agreement under 2020 Omnibus Incentive Plan

21.1*	List of Subsidiaries
23.1*	Consent of MaloneBailey, LLP
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

+   Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: March 18, 2022	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	March 18, 2022

/s/ Allison Davies	Chief Financial Officer
Allison Davies	(Principal Financial and Accounting Officer)	March 18, 2022

/s/ Ben Adams	Director
Ben Adams		March 18, 2022

/s/ Gena Cheng	Director
Gena Cheng		March 18, 2022

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		March 18, 2022

/s/ Betsy Peck	Director
Betsy Peck		March 18, 2022

/s/ Patrick Quilty	Director
Patrick Quilty		March 18, 2022