Form 10-Q
period 2022-03-31
GENERATION INCOME PROPERTIES, INC.
filed 2022-05-16
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 2,250,756 shares of Common Stock, par value $0.01 per share, outstanding as of May 11, 2022.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets March 31, 2022 (unaudited) and December 31, 2021	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three Months Ended March 31, 2022 and 2021 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows Three Months Ended March 31, 2022 and 2021 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		34

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
Assets

Investment in real estate
Property and improvements	$52,267,674	$41,025,309
Tenant improvements	907,382	482,701
Acquired lease intangible assets	4,677,928	3,304,014
Less accumulated depreciation and amortization	(3,943,236)	(3,512,343)
Total investments	53,909,748	41,299,681
Investment in tenancy-in-common	733,635	725,082
Cash and cash equivalents	4,607,952	10,589,576
Restricted cash	34,500	34,500
Deferred rent asset	174,364	156,842
Prepaid expenses	494,709	237,592
Deferred financing costs	26,023	-
Accounts receivable	95,414	88,661
Escrow deposit and other assets	197,486	288,782
Right of use asset, net	6,297,087	-
Total Assets	$66,570,918	$53,420,716

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$94,816	$201,727
Accrued expenses	305,964	134,816
Acquired lease intangible liabilities, net	718,864	577,388
Insurance payable	288,693	33,359
Deferred rent liability	247,746	228,938
Right of use liability, net	6,313,954	-
Mortgage loans, net of unamortized discount of $682,898 and $637,693 at March 31, 2022 and December 31, 2021, respectively	35,027,836	28,969,295
Total liabilities	42,997,873	30,145,523

Redeemable Non-Controlling Interests	10,746,509	9,621,159

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,247,768 shares issued and outstanding at March 31, 2022 and 2,172,950 issued and outstanding at December 31, 2021	22,477	21,729
Additional paid-in capital	18,804,217	19,051,929
Accumulated deficit	(6,000,158)	(5,419,624)
Total Generation Income Properties, Inc. stockholders' equity	12,826,536	13,654,034

Total Liabilities and Stockholders' Equity	$66,570,918	$53,420,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations (unaudited)

	Three Months ended March 31,
	2022	2021
Revenue
Rental income	$1,181,935	$936,888

Expenses
General, administrative and organizational costs	341,680	188,417
Building expenses	253,391	180,553
Depreciation and amortization	430,893	379,511
Interest expense, net	330,294	354,989
Compensation costs	279,742	155,121
Total expenses	1,636,000	1,258,591
Operating loss	(454,065)	(321,703)
Equity in income of investment in tenancy-in-common	8,552	-
Net Loss	$(445,513)	$(321,703)

Less: Net income attributable to non-controlling interest	135,021	150,826
Net Loss attributable to Generation Income Properties, Inc.	$(580,534)	$(472,529)

Total Weighted Average Shares of Common Stock Outstanding – Basic	2,196,056	579,642
Total Weighted Average Shares of Common Stock Outstanding – Diluted	2,196,056	579,642

Basic Loss Per Share Attributable to Common Stockholders	$(0.26)	$(0.82)
Diluted Loss Per Share Attributable to Common Stockholders	$(0.26)	$(0.82)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASHFLOWS FROM OPERATING ACTIVITIES
Net loss	$(445,513)	$(321,703)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	316,901	277,311
Amortization of acquired lease intangible assets	113,992	102,200
Amortization of debt issuance costs	33,673	31,103
Amortization of below market leases	(23,841)	(33,161)
Amortization of above market ground lease	(43)	-
Common stock issued for services	-	33,000
Restricted stock unit compensation	93,926	49,471
Ground lease amortization	7,247	-
Equity in earnings on investment in tenancy-in-common	(8,553)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,753)	(6,360)
Other assets	(83,704)	(39,673)
Deferred rent asset	(17,522)	9,377
Prepaid expenses	(257,117)	(252,584)
Accounts payable	(106,911)	(50,579)
Accrued expenses	145,290	(6,370)
Right of use liability	9,620	-
Deferred rent liability	18,808	(9,741)
Net cash used in operating activities	(210,500)	(217,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	(12,775,600)	(1,758,322)
Escrow return (deposit) for purchase of properties	75,000	(25,000)
Net cash used in investing activities	(12,700,600)	(1,783,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable interest	1,109,570	500,000
Mortgage loan borrowings	6,250,000	1,275,000
Mortgage loan repayments	(146,254)	(88,021)
Stock issuance costs	(6,091)	-
Deferred financing costs	(165)	(14,000)
Debt issuance costs	(78,878)	(22,662)
Insurance financing borrowings	288,693	277,059
Insurance financing repayments	(33,359)	(83,743)
Distribution on redeemable non-controlling interests	(119,241)	(150,826)
Dividends paid on common stock	(334,799)	(114,373)
Net cash generated from financing activities	6,929,476	1,578,434
Net decrease in cash and cash equivalents	(5,981,624)	(422,597)
Cash and cash equivalents and restricted cash - beginning of period	10,624,076	1,122,364
Cash and cash equivalents and restricted cash - end of period	$4,642,452	$699,767

CASH TRANSACTIONS
Interest Paid	$284,569	$317,003
NON-CASH TRANSACTIONS
Stock issued for accrued liabilities	-	11,000
Deferred distribution on redeemable non-controlling interests	15,780	-
Right of use asset and liability for ground lease related to property acquisition	6,304,334	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In- Capital	Accumulated Deficit	Generation Income Properties, Inc. Stockholders' Equity	Redeemable Non- Controlling Interest
Balance - December 31, 2020	576,918	$5,770	$5,541,411	$(4,177,142)	$1,370,039	$8,684,431
Common stock issued for services	2,200	22	43,978	—	44,000	—
Restricted stock unit compensation	3,749	37	49,434	—	49,471	—
Issuance of Redeemable Non-Controlling Interest for property acquisition	—	—	—	—	—	500,000
Distribution on Redeemable Non-Controlling Interest	—	—	—	—	—	(150,826)
Dividends paid on common stock	—	—	(114,373)	—	(114,373)	—
Net (loss) income for the quarter	—	—	—	(472,529)	(472,529)	150,826
Balance - March 31, 2021	582,867	$5,829	$5,520,450	$(4,649,671)	$876,608	$9,184,431

Balance - December 31, 2021	2,172,950	$21,729	$19,051,929	$(5,419,624)	$13,654,034	$9,621,159
Restricted stock unit compensation	47,142	471	93,455	—	93,926	—
Cashless exercise of warrants	27,676	277	(277)	—	—	—
Stock issuance costs	—	—	(6,091)	—	(6,091)	—
Issuance of Redeemable Non-Controlling Interest for property acquisition	—	—	—	—	—	1,109,570
Distribution on Redeemable Non-Controlling Interest	—	—		—	—	(119,241)
Dividends paid on common stock	—	—	(334,799)		(334,799)	—
Net (loss) income for the quarter	—	—	—	(580,534)	(580,534)	135,021
Balance - March 31, 2022	2,247,768	$22,477	$18,804,217	$(6,000,158)	$12,826,536	$10,746,509

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of March 31, 2022 owned 82.2% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of March 31, 2022, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held partial interests in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$4,607,952	$10,589,576
Restricted cash	34,500	34,500
Total cash and cash equivalents and restricted cash	$4,642,452	$10,624,076

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent asset. Conversely, when actual cash collected is greater than the amount recognized on a straight-line basis, the difference is recognized as a liability. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income. Deferred rent asset as of March 31, 2022 and December 31, 2021 was approximately $174,400 and $156,800, respectively. Deferred rent liability as of March 31, 2022 and December 31, 2021 was approximately $247,700 and $228,900, respectively, of which $202,200 and $188,000 respectively related to prepaid rent.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. There were no allowances for receivables recorded for the three months ended March 31, 2022 or 2021.

The Company’s leases provide for reimbursement from tenants for certain common area maintenance (“CAM”) expenses, insurance, and real estate taxes. A portion of our operating cost reimbursement revenue and expense is estimated each period and is recognized as rental income and building expenses in the period the recoverable costs are incurred and accrued.

The Company often recognizes above- and below-market lease intangibles in connection with acquisitions of real estate. The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases inclusive of the renewal option periods that are considered probable at acquisition.

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

Real Estate Purchase Price Assignment

The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above or below market leases assumed with the acquisition. The Company assessed whether the purchase of the building falls within the definition of a business under Accounting Standards Codification (“ASC”) 805 and concluded that all asset transactions were an asset acquisition, therefore it was recorded at the purchase price, including capitalized acquisition costs, which is allocated to land, building, site improvements, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place lease is the estimated cost to replace the leases (including loss of rent, estimated commissions and legal fees paid in similar leases). The capitalized in-place leases are amortized over the remaining team of the leases as amortization expense. The fair value of the above or below market lease is the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, site improvements, which are generally between 5 and 6 years, and tenant improvements, which are generally between 2 and 10 years.

Lease Obligations

The Company has a certain property within its consolidated real estate portfolio that is on land subject to a ground lease with a third party, which is classified as an operating lease. Accordingly, the Company owns only a long-term leasehold in this property. The building and improvements constructed on the leased land are capitalized as investment in real estate in the accompanying Consolidated Balance Sheets and are depreciated over the shorter of the useful life of the improvements or the lease term.

Under ASC Topic 842, the Company recognizes Lease liabilities on its Consolidated Balance Sheets for its ground lease and corresponding Right of use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the Lease liability and resulting Right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the operating lease liability.

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

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options and restricted stock units if their effect is anti-dilutive. As of March 31, 2022 and 2021, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments during the three months ended March 31, 2022 or 2021.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis which is a Level 3 input and analysis of recent comparable sales transactions or purchase offers received from third parties which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

Note 3 – Investments in Real Estate

Acquisitions:

During the three months ended March 31, 2022, the Company acquired three properties. The purchase price of the asset acquisitions was allocated to land, building, tenant improvements, site improvements, and acquired lease intangible assets and liabilities based on management’s estimate.

	Fresenius -Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Property and improvements	$2,885,732	$2,144,121	$6,153,408	$11,183,261
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total investments	3,216,786	2,277,455	7,483,747	12,977,988
Less acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Total investments, net	$3,196,922	$2,263,958	$7,351,748	$12,812,628

Fresenius - Chicago, IL: On January 7, 2022, the Company acquired an approximately 10,900 square foot single tenant medical-retail property located in Chicago, Illinois. The acquisition was financed with a $1,550,000 promissory note and the balance with cash on hand.

Starbucks - Tampa, FL: On January 14, 2022, the Company acquired an approximately 2,600 square foot single tenant retail property located in Tampa, Florida. The acquisition was financed with the issuance of a redeemable non-controlling interest of $1,109,570, debt of $1,050,000 and the balance with cash on hand.

Kohl’s - Tucson, AZ: On March 9, 2022, the Company acquired a leasehold interest in a ground lease and corresponding assignment of an approximately 88,400 square foot single tenant retail property located in Tucson, Arizona with Kohl’s Corporation (NYSE: KSS) as the tenant. The acquisition was financed with a $3,650,000 promissory note and the balance with cash on hand.

During the three months ended March 31, 2021, the Company acquired one property.

GSA- Manteo, NC
Property	$2,149,015
Tenant improvements	-
Acquired lease intangible assets	100,379
Total investments	2,249,394
Less acquired lease intangible liabilities	(511,620)
Total investments	$1,737,774

GSA-FBI - Manteo, NC: On February 11, 2021, acquired an approximately 7,500 square foot single tenant office property located in Manteo, North Carolina. The acquisition was financed with the issuance of a redeemable non-controlling interest of $500,000, debt of $1,275,000, and the balance with cash on hand.

Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	March 31,	December 31,
	2022	2021
Acquired lease intangible assets	$4,677,928	$3,304,014
Accumulated amortization	(1,108,849)	(994,857)
Acquired lease intangible assets, net	$3,569,079	$2,309,157

The amortization for lease intangible assets for the three months ended March 31, 2022 and 2021 was $113,992 and $102,200, respectively.

The future amortization for intangible assets is listed below (rounded to the nearest hundred):

As of March 31, 2022

2022	$413,500
2023	543,000
2024	543,000
2025	509,800
2026	489,900
Thereafter	1,069,900
$3,569,100

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities is comprised of the following:

	March 31,	December 31,
	2022	2021
Acquired lessor lease intangible liabilities	$965,216	$845,063
Less: recognized rental income	(291,516)	(267,675)
Total below market lease, net	$673,700	$577,388

Acquired lessee lease intangible liability	$45,207	$-
Less: recognized decrease in building expense	(43)	-
Total above market lease, net	$45,164	$-

Total acquired lease intangible liabilities, net	$718,864	$-

The amortization for below market leases for the three months ended March 31, 2022 and 2021 was $23,841 and $33,161, respectively. The amortization for the above market lease liability for the three months ended March 31, 2022 and 2021 was approximately $43 and $0, respectively.

 The future amortization for intangible liabilities is listed below (rounded to the nearest hundred):

As of March 31, 2022

2022	$78,900
2023	105,200
2024	105,200
2025	105,200
2026	93,900
Thereafter	230,500
$718,900

Note 6 – Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires through the year 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground lease was approximately $16,000 for the three months ended March 31, 2022. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Right of use liability, net was approximately $14,000 during the three months ended March 31, 2022.

The following table summarizes the undiscounted future cash flows by year attributable to the ground lease liability as of March 31, 2022 and provides a reconciliation to the Right of use liability included in the accompanying Consolidated Balance Sheet as of March 31, 2022.

As of March 31, 2022
2022	$188,913
2023	232,701
2024	244,077
2025	245,111
2026	245,111
Thereafter	22,065,755
Total undiscounted liability	23,221,668
Present value discount	16,907,714
Right of use liability	6,313,954
Discount rate	4.58%
Term	62 years

Note 7 – Redeemable Non-Controlling Interests

The following table reflects our Redeemable Non-Controlling Interests:

	Brown Family Trust	Irby Prop Partners	Hornstrom	GIP Fund I	LMB Owenton I LLC	Greenwal L.C.	Riverside Crossing L.C.	Total
Balance, December 31, 2020	$1,200,000	$-	$-	$486,180	$-	$4,965,000	$2,033,251	$8,684,431
Issuance of Redeemable Non-Controlling Interest for property acquisition	500,000	-	-	-	-	-	-	500,000
Distribution on Redeemable Non-Controlling Interest	(37,104)	-	-	-	-	(80,681)	(33,041)	(150,826)
Net income for the quarter	37,104	-	-	-	-	80,681	33,041	150,826
Balance, March 31, 2021	$1,700,000	$-	$-	$486,180	$-	$4,965,000	$2,033,251	$9,184,431

Balance, December 31, 2021	$500,000	$976,756	$659,972	$486,180	$-	$4,965,000	$2,033,251	$9,621,159
Issuance of Redeemable Operating Partnership Units for property acquisition					1,109,570			1,109,570
Distribution on Redeemable Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(3,938)	(15,269)	(40,217)	(16,469)	(119,241)
Net income for the quarter	11,260	28,370	19,498	3,938	15,269	40,217	16,469	135,021
Balance, March 31, 2022	$500,000	$986,125	$666,383	$486,180	$1,109,570	$4,965,000	$2,033,251	$10,746,509

As part of the Company’s acquisition of a building for approximately $4,578,800 in Cocoa, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on September 11, 2019 pursuant to which the Company’s subsidiary received a capital contribution of $1,200,000. Pursuant to the agreement, the Company was required to pay the preferred equity member a 10% internal rate of return (“IRR”) on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, was the general manager of the subsidiary while Brown Family Trust was a preferred member. Because of the redemption right, the non-controlling interest was presented as temporary equity at redemption value. The Company redeemed the Brown Family Trust $1,200,000 Redeemable Non-Controlling Interest upon the sale of the property in August 2021.

As part of the Company’s acquisition of a building for $1,737,800  million in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. Pursuant to the agreement, the Company will pay the preferred equity member a 9% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary while Brown Family Trust is a preferred member. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is $500,000. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

The Company paid the Brown Family Trust approximately $11,300 and $37,100 for the three months ended March 31, 2022 and 2021, respectively for the Redeemable Interests in preferred distributions.

As part of the Company’s acquisition of a building for $1,757,300 million in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partners (Irby Prop Partners) on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $986,100. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company. .

For the three months ended March 31, 2022, the Company paid the Irby Prop Partners approximately $19,000 in distributions and accrued $9,400 of the deferred IRR.

As part of the Company’s investment in a tenant in common entity for $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $666,400. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

For the three months ended March 31, 2022, the Company paid Mr. Hornstrom approximately $13,100 in distributions and accrued $6 thousand of the deferred IRR.

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

As part of the Company’s acquisition of two buildings on September 30, 2019 for $19,134,400 in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, LC and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251 or as of March 31, 2022 a 12.8% interest in our Operating Partnership. Beginning on the first anniversary of the Closing, the contribution agreement allows for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty-nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20 per unit and will transact within the terms of the Contribution Agreement funding the redemption with cash on hand.

As part of the Company’s acquisition of one building on November 30, 2020 for $1,847,700 in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (GIP Fund I) that resulted in the issuance of 24,309 common units in Operating Partnership at $20.00 per share for a total value of $486,180 or as of March 31, 2022 a 0.9% interest in our Operating Partnership.  At the time of the acquisition the Company’s President owned 11% of GIP Fund I. Beginning on the first anniversary of the Closing, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for common stock of the Company. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest.

As part of the Company’s acquisition of one building on January 14, 2022 for $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (LMB Owenton I LLC) that resulted in the issuance of 110,957 common units in our Operating Partnership at $10.00 per share for a total value of $1,109,570 or as of March 31, 2022 a 4.1% interest in our Operating Partnership.  Beginning on the second anniversary of the Closing, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined their equity should be classified as a Redeemable Non-Controlling Interest.

For the three months ended March 31, 2022 and 2021, the Company paid these four Operating Partnership common unit holders approximately $75,900 and $113,700, respectively, in distributions.

Note 8 – Equity

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

As part of the Public Offering, on September 8, 2021, the Company entered into an agreement with the CEO to redeem 112,500 shares of common stock for $100 which is recorded in accounts payable – related party at December 31, 2021. As of December 31, 2021 these shares had been physically returned to our transfer agent and cancelled and the CEO was paid during the three months ended March 31, 2022.

The Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq is below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days.  During the three months ended March 31, 2022, 276,760 warrants were exercised on a cashless basis resulting in the issuance of 27,676 shares of common stock.

In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase an aggregate of 149,850 shares of common stock, which is equal to an aggregate of 9% of the number of shares of common stock sold in the offering (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $12.50, may be exercised on a cashless basis and became exercisable six months following the closing date and until September 2, 2026.

For the three months ended March 31, 2022, the Company recorded approximately $6,100 of issuance costs in additional paid in capital which were incurred during the current period.  For the year ended December 31, 2021 the Company moved approximately $1,279,800 of deferred financing costs into additional paid in capital of which approximately $614,100 had been incurred as of December 31, 2020.

Warrants

The Company has 1,638,090 warrants outstanding as of March 31, 2022, subject to certain circumstances, and which will expire five to seven years from the date of issuance.

Issue Date	Warrants Issued and Outstanding as of March 31, 2022
April 25, 2019 exercise price of $20.00	50,000
November 13, 2020 exercise price of $20.00	50,000
September 8, 2021 exercise price of $10.00	1,223,240
September 8, 2021 exercise price of $12.50	135,000
September 30, 2021 exercise price of $10.00	165,000
September 30, 2021 exercise price of $12.50	14,850

The following is a summary of warrants outstanding as of March 31:

	2022			2021
	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life	Number of Warrants	Weighted Average Price	Weighted Average Remaining Life
Beginning of the year	1,914,850	$10.72	4.7	100,000	$20.00	6.1
Issuance	—	$—	—	—	—	—
Exercised	(276,760)	$10.00	—	—	—	—
Ending balance	1,638,090	$10.84	4.5	100,000	$20.00	5.8

Warrants exercisable	1,638,090	$10.84	4.5	100,000	20.00	5.8

There was no intrinsic value for the warrants as of March 31, 2022 or March 31, 2021.

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

On February 3, 2020, the board of directors granted 6,250 restricted shares to its former chief financial officer that will vest every 12 months on an annual basis over 36 months. The award is valued at $125,000 and was based on the equity pricing issuance of $20.00 per share. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 2,083 unrestricted shares were issued to the chief financial officer in February 2021 and another 4,167 restricted shares were issued to the chief financial officer in September 2021.   Of the remaining 4,167 restricted shares half were vested upon the anniversary of the award and the remaining shares were vested on the same date in connection with his departure from the company.

The board granted 14,000 restricted shares to directors, officers and employees effective January 1, 2021 valued at $20.00 per share that vest annually over 3 years. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 14,000 restricted shares were issued to the directors, officers and employees in September 2021.

The board granted 47,142 restricted shares to directors, officers and employees effective March 1, 2022 valued at $7.00 per share that vest annually over 1 year. The vested share restrictions will be removed upon the first annual anniversary of the award. The 47,142 restricted shares were issued to the directors, officers and employees in March 2022.

The following is a summary of restricted shares issued as of March 31:

	2022	2021
Number of Shares Outstanding at beginning of the period	23,167	14,582
Restricted Shares Issued	47,142	14,000
Restricted Shares Vested	(10,500)	(3,749)

Number of Restricted Shares Outstanding at end of the period	59,809	24,833
Compensation expense	$93,926	$49,471

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

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering.  The Omnibus Incentive Plan reserves 2.0 million shares of common stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan.  As of March 31, 2022, 10,000 shares had been granted under the Omnibus Incentive Plan.

Common Shareholders Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the three months ended March 31, 2022 and 2021:

Board of Directors Authorized Date	Record Date	Per Share or Per Unit Cash Distributions to Common Shareholders and Operating Partnership Unit Holders
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054
February 26, 2021	March 15, 2021	$0.325
*	Our president and chairman waived his right to receive a distribution for all of these periods mentioned above.

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

Note 9 – Leases

Future Minimum Rents

For the three months ended March 31, 2022 and 2021 we had three and four tenants, respectively, that each account for more than 10% of our rental revenue as indicated below:

	2022	2021
Pratt and Whitney – Huntsville, AL property	14.5%	18.6%
General Services Administration – Walmer Ave. Norfolk, VA property	19.5%	24.0%
Maersk Shipping – Walmer Ave. Norfolk, VA property	Less than 10%	10.5%
PRA Holding – Corporate Blvd. Norfolk, VA property	16.1%	20.0%

The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of March 31, 2022:

Future Minimum Base Rent Payments
2022	$3,746,000
2023	4,629,000
2024	4,675,000
2025	4,547,000
2026	4,425,000
Thereafter	8,988,000
$31,010,000

Note 10 – Promissory Notes

The Company had the following promissory notes outstanding as of March 31, 2022 and December 31, 2021, respectively:

			As of March 31,	As of December 31,
	Interest Rate	Maturity Date	2022	2021
Promissory note issued for $1,550,000 by a financial institution. Note was issued on January 7, 2022 and can be prepaid at any time without penalty. Secured by our Fresenius - Chicago, IL property.	Wall Street Journal Prime Rate with minimum of 3.25%	1/7/2024	1,550,000	—
Promissory note issued for $1,050,000 by a financial institution. Note was issued on January 14, 2022 and has a prepayment penalty of 2% of the principal amount if repaid within the first two years and no penalty if paid after the first 2 years. Secured by our Starbucks North Dale Mabry - Tampa, FL property.	3.65%	1/14/2027	1,050,000	—
Promissory note issued for $3,650,000 by a financial institution. Note was issued on March 9, 2022 and can be prepaid at any time without penalty. Secured by our Kohl's - Tucson, AZ property.	Wall Street Journal Prime Rate with minimum of 3.25%	3/9/2024	3,650,000	—
Promissory note issued for $1,286,664 by a financial institution, interest only payments due monthly through December 2023 of approximately $4,200 and then principal and interest payments due monthly through August 2028 of approximately$6,600. Note was originally issued on January 15, 2015 and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664
Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	1,275,000
Promissory note issued for $850,000 by a financial institution, interest only payments due monthly through May 2023 of approximately $2,100 and then principal and interest payments due monthly through December 2024 of approximately$4,200. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for the first 24 months; thereafter, weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years on April 21, 2023, plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	850,000
Promissory note issued for $2,350,000 by a financial institution. Note was issued on December 28, 2021 and can be prepaid at any time without penalty. Secured by our Best Buy - Grand Junction, CO property.	Wall Street Journal Prime Rate with minimum of 3.25%	12/28/2023	2,350,000	2,350,000
Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,748,388	7,805,524
Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,849,463	4,889,670
Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty.	4.17%	3/6/2030	11,101,219	11,150,130
Less: debt issuance costs, net			(682,898)	(637,693)
			$35,027,836	$28,969,295

The Company amortized debt issuance costs during the three month periods ended March 31, 2022 and 2021 to interest expense of approximately $33,700 and $31,100, respectively. The Company paid debt issuance costs for the three months ended March 31, 2022 and 2021 of approximately $78,900 and $22,700, respectively.

As of March 31, 2022, we had three promissory note totaling approximately $7.6 million requiring Debt Service Coverage Ratios (also known as “DSCR”) of 1.50:1.00, one promissory note totaling $1.3 million requiring DSCR of 1.30:1.00, three promissory note totaling $23.7 million requiring DSCR of 1.25:1.00, one promissory note totaling $1.3 million requiring DSCR of 1.20:1.00, one promissory note totaling $0.9 million requiring DSCR of 1.15:1.00, and one promissory note totaling $1.1 million with no required DSCR. We were in compliance with all covenants as of March 31, 2022.

As of March 31, 2022, the Company’s President has personally guaranteed the repayment of the $11.1 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property, the $1.3 million loan secured by our GSA Manteo NC property, the $2.4 million loan secured by our Best Buy Grand Junction, CO property, the $1.6 million loan secured by our Fresenius Chicago, IL property, and the $3.7 million loan secured by our Kohl’s Tucson, AZ property. The aggregate guaranteed principal amount of these loans total approximately $22.1 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”), with an aggregate principal amount of approximately $12.6 million.

The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of March 31, 2022 are as follows:

As of March 31,
2022
2022	$435,060
2023	4,240,446
2024	18,204,862
2025	278,109
2026	289,778
2027 and beyond	12,262,478
$35,710,733

Note 11 – Related Party

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in Generation Income Properties LP valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.102% as of March 31, 2022.

Note 12 – Tenant in Common Investment

On August 13, 2021, the Company entered into a tenancy-in-common (“TIC”) structure whereby the TIC acquired a 15,288 square foot single tenant building in Rockford, IL for total consideration of approximately $4.5 million. The Company acquired a 36.8% interest in the TIC acquisition with Sunny Ridge HHP, LLC (“Sunny Ridge”) holding the remaining TIC interest. Funding for the Company’s interest was primarily funded through a Redeemable Non-Controlling Interest Contribution from Mr. Hornstrom to one of our subsidiaries for $0.65 million. The remainder of the purchase price of the property was funded by Sunny Ridge of $1.2 million and debt financing of approximately $2.7 million. Mr. Hornstorm owns 50% of Sunny Ridge and also contributed $600,000 of $950,000 Redeemable Non-Controlling Interest contribution for the Plant City, FL property. The Rockford, IL property was accounted for under the equity method and as of March 31, 2022 it had a value of approximately $734 thousand.

The acquisition of this property was financed in part through the issuance of a Promissory note for $2,715,000 by a financial institution. The Note was issued on August 13, 2021 and can be prepaid at any time without penalty and is secured by the Lazy Boy - Rockford, IL property.  The Company's share of this debt is approximately $1.0 million. The Company’s President has personally guaranteed the repayment of the $2.7 million loan. The loan has normal covenants which includes DSCR 1.50:1.0.

The condensed income statement for the three months ended March 31, 2022 for the Tenant in Common Investment is as follows:

	Total	Company Portion
Revenue	$93,139	$34,312
Total operating expenses	69,924	25,760
Operating income	$23,215	$8,552

The condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively for the Tenant in Common Investment are as follows:

	March 31,	December 31,
	2022	2021
Prepaid expenses	$2,007	$522
Deferred rent asset	3,689	2,108
Property, net of depreciation	4,323,875	4,341,285
Acquired lease intangible asset, net of amortization	267,756	279,850
Due from tenant-in-common	86,871	47,350
Total assets	$4,684,198	$4,671,115

Accounts payable	$—	$845
Accounts payable - related party	24,724	13,696
Accrued expenses	4,751	4,751
Acquired lease intangible liability, net of amortization	41,135	42,993
Mortgage payable net of unamortized debt issuance costs	2,683,149	2,677,446
Equity, GIP Inc. Tenant-in-common	733,635	725,082
Equity, Sunny Ridge Tenant-in-common	1,196,804	1,206,302
Total liabilities and equity	$4,684,198	$4,671,115

Note 13 – Subsequent Events

On April 1, 2022, the Company through certain subsidiaries (the “Borrowers”) of its Operating Partnership, entered into two loan agreements (the “Loan Agreements”) with Valley National Bank (the “Lender”) in the aggregate amount of approximately $13.5 million to refinance seven of the Company’s properties (the “Properties”).  The Loan Agreements consist of one loan in the amount of $2.1 million that is secured by the Company’s property in Rockford, IL owned in a tenant in common investment and one loan in the amount of $11.4 million that is secured by the remaining six properties located in Manteo, NC, Plant City, FL, Grand Junction, CO, Chicago, IL, Tampa, FL, and Tucson, AZ.  Each of the Borrowers issued a promissory note, dated April 1, 2022, to the Lender for the amount of the Loan Agreement to which such Borrower is a party (the “Notes”).

The Notes bear interest at a fixed rate of 3.85% from April 1, 2022 through and until March 31, 2027.  Commencing April 1, 2027, the interest rate on the Notes shall be adjusted to a fixed rate equivalent to the weekly average yield of nominal (non-inflation indexed) U.S. Treasury securities adjusted to a constant maturity of five years as published in the Board of Governors of the Federal Reserve System Statistical Release (Publication H.15 [519]) plus 2.5%, subject to a floor interest rate of 3.85% per annum.  The Borrowers paid the Lender origination fees equal to $67,500, in the aggregate, for the funding of the loans pursuant to the Loan Agreements. Each Note has an interest-only payment term for the first 12 months, after which time the Borrowers shall make monthly payments, which shall include repayment of principal based upon a 25-year amortization from the date of such Note.  The entire principal balance of each Note plus all accrued and unpaid interest thereon shall be due and payable on March 31, 2032.  David Sobelman, the Company’s Chairman, President and Chief Executive Officer, entered into two guaranty agreements (the “Guaranty Agreements”) pursuant to which he guaranteed the payment obligations under the Notes if they become due as a result of certain “bad-boy” provisions, individually and with respect to the Loan Agreement relating to the Company’s property in Rockford, IL, on behalf of the Operating Partnership.  The Notes are secured by the Properties, as described in the first paragraph above, and the associated rental income from those Properties, pursuant to the terms of two mortgage and security agreements (the “Security Agreements”).

On April 1, 2022, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2022, May 15, 2022, and June 15, 2022. April distributions were paid on April 29, 2022 and we expect to pay May and June distributions on or about May 30, 2022 and June 30, 2022, respectively.  The Operating Partnership common unit holders received the same distribution.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with the Lender, by entering into a new commitment letter, to increase the available Borrowings under the Facility from $25 million to $50 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26,

2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. As of March 31, 2022 and December 31,2021 we had borrowed approximately $7.6 million and $2.4 million, respectively, under the Facility.

On April 25, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20 per unit and will transact within the terms of the Contribution Agreement funding the redemption with cash on hand.

In April 2022, 29,880 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 2,988 shares of common stock were issued upon exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the risk factors listed from time to time in our reports with the Securities and Exchange Commission, including, in particular, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Investments

The following are characteristics of our properties as of March 31, 2022 (excluding our Tenants in Common Property):

•

Creditworthy Tenants. Approximately 85% of our portfolio’s annualized rent as of March 31, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Kohl’s, and PRA Group, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 52.3% of our portfolio’s annualized base.

•	100% Occupied. Our portfolio is 100% leased and occupied.

•

Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on annualized rent as of March 31, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•	Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.45.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

As of March 31, 2022, we own the following twelve assets (excluding our Tenants in Common property):

•	A single tenant retail condo (approximately 3,000 square feet) located at 3707-3711 14th Street, NW, Washington, D.C. that is leased to 7-Eleven Corporation.
•	A single tenant retail stand-alone property (approximately 2,200 square feet) located in Tampa, Florida with a corporate Starbucks Coffee as the tenant.
•	A single tenant industrial building (approximately 59,100 square feet) located in Huntsville, AL leased to the Pratt & Whitney Automation, Inc.
•

A two-tenant office building (approximately 72,100 square feet) in Norfolk, Virginia occupied by the United States General Services Administration and Maersk Line, Limited, an international shipping company, as tenants.

•	A single tenant office building (approximately 34,800 square feet) in Norfolk, Virginia that is leased to PRA Holdings Inc.
•	A single tenant retail building (approximately 3,500 square feet) leased to The Sherwin-Williams Company and located in Tampa, FL.
•	A single tenant office building (approximately 7,500 square feet) leased to the General Services Administration and located in Manteo, NC.
•	A single tenant office building (approximately 7,800 square feet) leased to Irby Construction Company, a wholly owned subsidiary of Quanta Services Inc. and located in Plant City, FL.
•	A single tenant retail building (approximately 30,700 square feet) leased to Best Buy, (NYSE: BBY) and located in Boulder Springs, CO.
•	A single tenant retail building (approximately 10,900 square feet) leased to Fresenius Medical Care (NYSE: FMS) located in Chicago, Illinois.
•	A single tenant retail stand-alone property (approximately 2,600 square feet) located in Tampa, Florida with a corporate Starbucks Coffee as the tenant.
•

A leasehold interest in a ground lease and corresponding assignment of a single tenant retail stand-alone property (approximately 88,400 square feet) located in Tucson, Arizona with a corporate Kohl’s as the tenant.

We also own a 36.8% tenancy in common interest in one property:

•

A single tenant retail building (approximately 15,300 square feet) leased to La-Z-Boy Company, and located in Rockford, IL acquired in August 2021 for approximately $4.5 million with Tenants in Common ownership partner Sunny Ridge MHP, LLC. The acquisition was partially funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.65 million,

Property Dispositions

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

The table below presents an overview of the twelve properties in our portfolio as of March 31, 2022, unless otherwise indicated:

Property Type	Property Location	Rentable Square Feet	Tenant(s)	S&P Credit Rating (1)	Lease Expiration Date	Remaining Term (Years)	Options (Number x Years)	Tenant Contractual Rent Escalations	Annualized Base Rent (2)	Annualized Base Rent Sq. Ft.	Base Rent as a % of Total
Retail	Washington, DC	3,000	7-Eleven Corporation	A	3/31/2026	4.0	2 x 5	Yes	$129,804	$43.27	2.6%
Retail	Tampa, FL	2,200	Starbucks	BBB+	2/29/2028	5.9	4 x 5	Yes	$182,500	$82.95	3.7%
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	A-	1/31/2029	6.8	2 x 5	Yes	$684,996	$11.59	13.7%
Office	Norfolk, VA	49,902	General Services Administration of the United States of America and	AA+	9/17/2028	6.5	—	Yes	$882,476	$17.68	17.7%
	Norfolk, VA	22,247	Maersk Line, Limited	BBB	12/31/2022	0.8	1 x 5	No	$386,795	$17.39	7.8%
Office	Norfolk, VA	34,847	PRA Holdings, Inc.(3)	BB+	8/31/2027	5.4	1 x 5	Yes	$742,850	$21.32	14.9%
Retail	Tampa, FL	3,500	Sherwin- Williams	BBB	7/31/2028	6.3	5 x 5	Yes	$120,750	$34.50	2.4%
Office	Manteo, NC	7,543	General Services Administration of the USA	AA+	2/20/2029	6.9	1 x 5	Yes	$161,346	$21.39	3.2%
Office	Tampa, FL	7,826	Irby Construction Company	BBB-	12/31/2024	2.8	2 x 5	Yes	$148,200	$18.94	3.0%
Retail	Boulder Springs, CO	30,701	BestBuy	BBB+	3/31/2027	5.0	1 x 5	Yes	$353,061	$11.50	7.1%
Medical-Retail	Chicago, IL	10,947	Fresenius	BBB	10/31/2026	4.6	1 x 5	Yes	$224,414	$20.50	4.5%
Retail	Tampa, FL	2,642	Starbucks	BBB+	2/28/2027	4.9	2 x 5	Yes	$148,216	$56.10	3.0%
Retail	Tucson, AZ	88,408	Kohl's	BBB-	1/31/2030	7.8	7 x 5	Yes	$823,963	$9.32	16.5%
Total		322,854							$4,989,371

Tenancy in Common Ownership
Retail (4)	Rockford, IL	15,288	La-Z-Boy Corporation	NR	10/31/2027	5.6	4 x 5	Yes	$360,100	$23.55
(1)	Tenant, or tenant parent, rated entity.
(2)	Annualized cash rental income in place as of March 31, 2022. Our leases do not include tenant concessions or abatements.
(3)	Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)	The Company’s pro-rate share is 36.8% of the tenancy in common investment.

Distributions

From inception through March 31, 2022, we have distributed approximately $1,634,000 to common stockholders. In addition, on April 1, 2022, we announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2022, May 15, 2022 and June 15, 2022. April distributions were paid on April 29,2022 and we expect to pay May and June distributions on or about May 30, 2022 and June 30, 2022, respectively. Because we have not yet generated a cumulative profit, distributions have been made from offering proceeds.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

During the three month period ended March 31, 2022, total revenue from operations were $1,182 thousand as compared to $937 thousand for the three month period ended March 31, 2021. Revenue increased approximately $245 thousand due to five additional properties generating revenue for the three months ended March 31, 2022 that were purchased in April 2021, December 2021, January 2022, and March 2022 partially offset in part by the revenue generated from the one property sold in August 2021.

Operating Expenses

During the three month period ended March 31, 2022 and 2021, we incurred total expenses of $1,636 thousand and $1,259 thousand, respectively, which included total general, administrative and organizational (“GAO”) of $342 thousand for 2022 and $188 thousand for 2021. The $154 thousand increase in GAO expenses is due to an increase in legal expense of $103 thousand, selling, general, and administrative expense of $31 thousand, investor relations of $17 thousand, audit fees of $13 thousand and insurance of $11 thousand, and other costs of $5 thousand partially offset by a decrease in other professional fees of $19 thousand, and rent of $7 thousand.

During the three month period ended March 31, 2022 and 2021, we incurred building expenses of $253 thousand and $181 thousand, respectively. The $72 thousand increase is primarily due to an added ground lease expense of $31 thousand, increased billable property related expenses of $18 thousand, increased repairs and maintenance of $21 thousand, and increased other costs of $8 thousand partially offset by lower management fees of $6 thousand.

During the three month period ended March 31, 2022 and 2021, we incurred depreciation and amortization expense of $431 thousand and $380 thousand, respectively. The $51 thousand increase is due to the additional properties acquired since April 2021.

During the three month period ended March 31, 2022 and 2021, we incurred interest expense and the amortization of debt issuance costs of $330 thousand and $355 thousand respectively. The $25 thousand decrease in interest expense incurred is the result of the payoff of a $3.4 million loan in conjunction with the sale of a property in August 2021, the interest rate reduction for the $7.8 million loan and the $4.9 million loan from 4.25% to 3.50% in March 2021, and the payoff of the $1.1 million related party loan in September 2021, offset in part by interest on the debt used to acquire new properties.

During the three month period ended March 31, 2022 and 2021, we incurred compensation costs of $280 thousand and $155 thousand respectively. The $125 thousand increase is due to increased costs associated with higher compensation and benefits of $81 thousand due to the addition of personnel and higher stock based compensation of $44 thousand from additional restricted stock grant in March 2022 and vesting of the former Chief Financial Officer’s remaining shares prior to his departure.

Income Tax Benefit

We did not record an income tax benefit for the three month period ended March 31, 2022 or 2021 because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Income on investment in Tenancy in Common

For the three months ended March 31, 2022, our share of earnings on our investment generated income of $9 thousand as we purchased a property in August 2021 in which we own 36.8% interest. The Company accounts for the property under the equity method.

Net Loss

During the three month period ended March 31, 2022 and 2021, we generated a net loss of $446 thousand and $322 thousand, respectively.

Net Income Attributable to Non-controlling Interests

During the three month period ended March 31, 2022, we generated net income attributable to non-controlling interest of $135 thousand as compared to $151 thousand for the three month period ended March 31, 2021. The variance is attributable to a decrease in the cash distribution amount and a decrease in the redeemable non-controlling interest for the property sold in August 2021 partially offset by additional redeemable non-controlling interests that were used to finance the acquisition of properties in 2021 and 2022.

Net Loss Attributable to Shareholders

During the three month period ended March 31, 2022 and 2021, we generated a net loss attributable to our shareholders of $581 thousand and $473 thousand, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of March 31, 2022, we had total cash (unrestricted and restricted) of approximately $4.6 million, properties with a cost basis of $57.1 million and net outstanding debt of approximately $35.0 million.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for the $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties.  Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum.  At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount.  Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date.  Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. David Sobelman, the Company’s President, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions.  Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default.  Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable.  All loans under the Facility must close by October 26, 2023.  The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender. On May 9, 2022, the Operating Partnership amended the current Commitment Letter with the Lender, by entering into a new Commitment Letter, to increase the available Borrowings under the Facility from $25 million to $50 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. As of March 31, 2022 and December 31,2021 we had borrowed approximately $7.6 million and $2.4 million, respectively, under the Facility.

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

As of March 30, 2022 and December 31, 2021, we had total current liabilities (excluding the current portion of the acquired lease intangible liability) which consists of accounts payable, accrued expenses, insurance payable of $689 thousand and $370 thousand, respectively. As of March 31, 2022, current mortgage loan payments due within 12 months total $1.9 million.

The Company had the following promissory notes outstanding as of March 31, 2022 and December 31, 2021, respectively:

			As of March 31,	As of December 31,
	Interest Rate	Maturity Date	2022	2021
Promissory note issued for $1,550,000 by a financial institution. Note was issued on January 7, 2022 and can be prepaid at any time without penalty. Secured by our Fresenius - Chicago, IL property.	Wall Street Journal Prime Rate with minimum of 3.25%	1/7/2024	1,550,000	—
Promissory note issued for $1,050,000 by a financial institution. Note was issued on January 14, 2022 and has a prepayment penalty of 2% of the principal amount if repaid within the first two years and no penalty if paid after the first 2 years. Secured by our Starbucks North Dale Mabry - Tampa, FL property.	3.65%	1/14/2027	1,050,000	—
Promissory note issued for $3,650,000 by a financial institution. Note was issued on March 9, 2022 and can be prepaid at any time without penalty. Secured by our Kohl's - Tucson, AZ property.	Wall Street Journal Prime Rate with minimum of 3.25%	3/9/2024	3,650,000	—
Promissory note issued for $1,286,664 by a financial institution, interest only payments due monthly through December 2023 of approximately $4,200 and then principal and interest payments due monthly through August 2028 of approximately$6,600. Note was originally issued on January 15, 2015 and modified on November 30, 2020 and can be prepaid at any time without penalty. Secured by out Tampa Sherwin-Williams property.	3.72% fixed rate after using SWAP whereas the loan is LIBOR plus 2.75%	8/10/2028	1,286,664	1,286,664
Promissory note issued for $1,275,000 by a financial institution. Note was issued on February 4, 2021 and can be prepaid at any time without penalty. Secured by our GSA-Manteo, North Carolina property.	Wall Street Journal Prime Rate with minimum of 3.25%	2/4/2023	1,275,000	1,275,000
Promissory note issued for $850,000 by a financial institution, interest only payments due monthly through May 2023 of approximately $2,100 and then principal and interest payments due monthly through December 2024 of approximately$4,200. Note was issued on April 21, 2021 and can be prepaid at any time without penalty. Secured by our Irby - Plant City, FL property.	Wall Street Journal Prime Rate minus 0.5% with minimum of 3.0% for the first 24 months; thereafter, weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years on April 21, 2023, plus 2.75% with a minimum of 3.25%	12/31/2024	850,000	850,000
Promissory note issued for $2,350,000 by a financial institution. Note was issued on December 28, 2021 and can be prepaid at any time without penalty. Secured by our Best Buy - Grand Junction, CO property.	Wall Street Journal Prime Rate with minimum of 3.25%	12/28/2023	2,350,000	2,350,000
Promissory note issued for $8,260,000 by a financial institution, interest and principal payments due monthly of approximately $41,500. Note was issued on September 30, 2019 and can be prepaid at any time without penalty. Secured by our GSA/Maersk - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	9/30/2024	7,748,388	7,805,524
Promissory note issued for $5,216,749 by a financial institution, interest and principal payments due monthly of approximately $27,400. Note was originally issued on October 23, 2017 and modified on September 30, 2019 and can be prepaid at any time without penalty. Secured by our PRA - Norfolk, Virginia property. The interest rate was reduced in March 2021 from 4.25% to 3.5%.	3.50%	10/23/2024	4,849,463	4,889,670
Promissory note issued for $11,287,500 by a financial institution, interest only payment is approximately $39,000 and starting April 6, 2021, interest and principal payments due monthly of approximately $55,000. Note was issued on February 11, 2020. Secured by our Washington, DC, Tampa, FL and Huntsville, AL properties. It cannot be prepaid without a penalty.	4.17%	3/6/2030	11,101,219	11,150,130
Less: debt issuance costs, net			(682,898)	(637,693)
			$35,027,836	$28,969,295

The Company amortized debt issuance costs during the three month period ended March 31, 2022 and 2021 to interest expense of $34 thousand and $31 thousand, respectively. The Company paid debt issuance costs for the three months ended March 31, 2022 and 2021 of $79 thousand and $23 thousand, respectively.

As of March 31, 2022, we had three promissory notes totaling approximately $7.6 million requiring Debt Service Coverage Ratios (also known as “DSCR”) of 1.50:1.00, one promissory note totaling $1.3 million requiring DSCR of 1.30:1.00, three promissory note totaling $23.7 million requiring DSCR of 1.25:1.00, one promissory note totaling $1.3 million requiring DSCR of 1.20:1.00, one promissory note totaling $0.9 million requiring DSCR of 1.15:1.00, and one promissory note totaling $1.1 million with no required DSCR. We were in compliance with all covenants as of March 31, 2022.

As of March 31, 2022, the Company’s President has personally guaranteed the repayment of the $11.1 million due under the DC/Tampa/Huntsville loan, the $1.3 million loan secured by our Tampa Sherwin Williams property, the $0.9 million loan secured by our Irby property, the $1.3 million loan secured by our GSA Manteo NC property, the $2.4 million loan secured by our Best Buy Grand Junction, CO property, the $1.6 million loan secured by our Fresenius Chicago, IL property, and the $3.7 million loan secured by our Kohl’s Tucson, AZ property. The aggregate guaranteed principal amount of these loans total approximately $22.1 million. The Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”), with an aggregate principal amount of approximately $12.6 million.

The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.5%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of March 31, 2022 are as follows:

As of March 31,
2022
2022	$435,060
2023	4,240,446
2024	18,204,862
2025	278,109
2026	289,778
2027 and beyond	12,262,479
$35,710,734

Funding of new acquisitions in the three months ended March 31, 2022 and 2021 were as follows:

•	The acquisition of the Chicago, IL property in January 2022, was funded with debt financing of approximately $1.6 million and cash.
•

The acquisition of the Tampa, FL property in January 2022, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $1.1 million and by debt financing of approximately $1.1 million.

•	The acquisition of the Tucson, AZ property in March 2022, was funded with debt financing of approximately $3.7 million and cash.
•

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

Cash from Operating Activities

Net cash used in operating activities was $211 thousand and $218 thousand during the three months ended March 31, 2022 and 2021, respectively.

Cash from Investing Activities

Net cash used in investing activities was $12.7 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively.  The $10.9 million increase is due to the purchase of three properties during the three months ended March 31, 2022 as compared to one property purchased during the three months ended March 31, 2021.

Cash from Financing Activities

Net cash generated from financing activities was $6.9 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. The change is the result of mortgage loan borrowings of $6.3 million and issuance of redeemable non-controlling interests for $1.1 million offset in part by $335 thousand of distributions paid to common shareholders, mortgage loan repayments of $146 thousand, and $119 thousand of distributions paid to redeemable non-controlling interests as compared to activity during the three months ended March 31, 2021 that includes new mortgage borrowings of $1.3 million and issuance of redeemable non-controlling interests of $500 thousand on one property partially offset by the payment of $114 thousand of dividends to common shareholders and $151 thousand distribution to redeemable non-controlling interests.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose funds from operations (FFO), adjusted funds from operations (AFFO), core funds from operations (Core FFO) and core adjusted funds of operations (Core AFFO) all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and related measures do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets, and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. We then adjust FFO for non-cash revenues and expenses such as amortization of deferred financing costs, above and below market lease intangible amortization, straight line rent adjustment where the Company is both the lessor and lessee, non-cash stock compensation, public company consulting fees, and non-recurring litigation expenses and settlements to calculate Core AFFO.

FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies. We believe that Core FFO and Core AFFO are useful measures for management and investors because they further remove the effect of non-cash expenses and certain other expenses that are not directly related to real estate operations. We use each as measures of our performance when we formulate corporate goals.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, our management team believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which could be significant economic costs and could materially impact our results from operations. Additionally, FFO does it reflect distributions paid to redeemable non-controlling interests.

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO, and Core AFFO:

	Three Months Ended March 31,
	2022	2021

Net Loss	$(445,513)	$(321,703)
Depreciation and amortization	430,893	379,511
Funds From Operations	(14,620)	57,808

Amortization of deferred financing costs	33,673	31,103
Non-cash stock compensation	93,926	82,471
Adjustments From Operations	127,599	113,574

Core Funds From Operations	$112,979	$171,382

Net Loss	$(445,513)	$(321,703)
Depreciation and amortization	430,893	379,511
Amortization of deferred financing costs	33,673	31,103
Above and below-market lease amortization, net	(23,884)	(33,161)
Straight line rent, net	(1,100)	(15,718)
Adjustments From Operations	439,582	361,735
Adjusted Funds From Operations	(5,931)	40,032

Non-cash stock compensation	93,926	82,471
Adjustments From Operations	93,926	82,471
Core Adjusted Funds From Operations	$87,995	$122,503

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2	Bylaws of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Form 1-A filed on September 16, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015)
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018)
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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.1*	Purchase and Sale Agreement, dated October 28, 2021, between Generation Income Properties, LP and OREOF19 BR, LLC.
10.2*	First Amendment to Purchase and Sale Agreement, effective as of December 10, 2021, between Generation Income Properties, LP and OREOF19 BR, LLC.
10.3*	Assignment and Assumption of Purchase and Sale Agreement, effective as of December 23, 2021, by and between Generation Income Properties, LP and GIPCO 585 24 ½ ROAD, LLC.
10.4*	Lease Agreement, dated as of February 27, 2006, between OREOF19 BR, LLC, as landlord, and Best Buy Stores, L.P., as tenant, as amended by that certain first amendment to lease, dated May 19, 2021.
10.5*	Guaranty, dated February 27, 2006, by Best Buy Co., Inc. in favor of OREOF BR,.
10.6*	Purchase and Sale Agreement, dated October 27, 2021, between Generation Income Properties, LP and Elliott Bay Healthcare Realty, LLC.
10.7*	First Amendment to Purchase and Sale Agreement, dated December 10, 2021, between Generation Income Properties, LP and Elliott Bay Healthcare Realty, LLC.
10.8*	Assignment and Assumption of Purchase and Sale Agreement, effective as of December 23, 2021, by and between Generation Income Properties, LP and GIPIL 3134 W 76th Street, LLC.
10.9*	Second Amendment to Purchase and Sale Agreement, effective as of January 3, 2022, between Elliott Bay Healthcare Realty, LLC and GIPIL 3134 W 76th Street, LLC.
10.10*

Lease Agreement, dated as of January 24, 2006, between Elliott Bay Healthcare Realty, LLC, as landlord, and WSKC Dialysis Services, Inc., as tenant, as amended on August 16, 2016, and on November 13, 2020.

10.11*	Assignment and Assumption of Lease, Security Deposit and Guaranty, dated January 7, 2022, by and between Elliott Bay Healthcare Realty, LLC and GIPIL 3134 W 76th Street, LLC.
10.12*	Promissory Note, dated December 28, 2021, issued by GIPCO 585 24 ½ ROAD, LLC, as borrower, in favor of American Momentum Bank, as lender.
10.13*	Loan Agreement, dated December 28, 2021, by and between GIPCO 585 24 ½ ROAD, LLC and American Momentum Bank.
10.14*	Absolute Guaranty of Payment and Performance, dated December 28, 2021, by David Sobelman and Generation Income Properties, LP in favor of American Momentum Bank.

10.15*	Promissory Note, dated December 23, 2021, issued by GIPIL 3134 W 76th Street, LLC, as borrower, in favor of American Momentum Bank, as lender.
10.16*	Loan Agreement, dated January 7, 2021, by and between GIPIL 3134 W 76th Street, LLC and American Momentum Bank.
10.17*	Absolute Guaranty of Payment and Performance, dated December 23, 2021, by David Sobelman and Generation Income Properties, LP in favor of American Momentum Bank.
10.18	Commitment for $50 Million Master Credit Commitment with American Momentum Bank dated May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on May 12, 2022).
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: May 16, 2022	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)