Form 10-Q
period 2022-06-30
GENERATION INCOME PROPERTIES, INC.
filed 2022-08-15
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 2,260,998 shares of Common Stock, par value $0.01 per share, outstanding as of August 12, 2022.

GENERATION INCOME PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets (unaudited)

	As of June 30,	As of December 31,
	2022	2021 (As corrected, see Note 2)

Assets

Investments in real estate
Land	$12,577,544	$9,443,445
Building and site improvements	39,695,210	31,581,864
Tenant improvements	907,382	482,701
Acquired lease intangible assets	4,677,928	3,304,014
Less: accumulated depreciation and amortization	(4,501,912)	(3,512,343)
Net real estate investments	$53,356,152	$41,299,681
Investment in tenancy-in-common	1,188,061	725,082
Cash and cash equivalents	3,649,084	10,589,576
Restricted cash	34,581	34,500
Deferred rent asset	197,364	156,842
Deferred financing costs	87,020	-
Prepaid expenses	256,817	237,592
Accounts receivable	94,797	88,661
Escrow deposits and other assets	159,969	288,782
Right of use asset, net	6,275,398	-
Total Assets	$65,299,243	$53,420,716

Liabilities and Equity

Liabilities
Accounts payable	$21,769	$201,727
Accrued expenses	398,710	134,816
Acquired lease intangible liabilities, net	692,567	577,388
Insurance payable	207,837	33,359
Deferred rent liability	286,931	228,938
Right of use liability, net	6,327,851	-
Mortgage loans, net of unamortized debt issuance costs of $786,490 and $637,693 at June 30, 2022 and December 31, 2021, respectively	35,455,512	28,969,295
Total liabilities	$43,391,177	$30,145,523

Redeemable Non-Controlling Interests	$9,869,631	$9,134,979

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,257,787 and 2,172,950 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	22,577	21,729
Additional paid-in capital	18,584,981	19,051,929
Accumulated deficit	(7,025,510)	(5,403,156)
Total Generation Income Properties, Inc. Stockholders' equity	$11,582,048	$13,670,502

Non-Controlling Interest	$456,387	$469,712
Total equity	$12,038,435	$14,140,214

Total Liabilities and Equity	$65,299,243	$53,420,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021 (As corrected, see Note 2)	2022	2021 (As corrected, see Note 2)
Revenue
Rental income	$1,378,562	$988,190	$2,560,497	$1,925,078
Other income	541	-	541	-
Total revenue	$1,379,103	$988,190	$2,561,038	$1,925,078

Expenses
General, administrative and organizational costs	$472,736	$251,825	$814,416	$440,242
Building expenses	325,201	163,722	578,592	344,275
Depreciation and amortization	558,676	397,186	989,569	776,697
Interest expense, net	375,627	337,432	705,921	692,421
Compensation costs	310,698	155,690	590,440	310,811
Total expenses	$2,042,938	$1,305,855	$3,678,938	$2,564,446
Operating loss	(663,835)	(317,665)	(1,117,900)	(639,368)
Income (loss) on investment in tenancy-in-common	(1,462)	-	7,090	-
Dead deal expense	(107,371)	-	(107,371)	-
Loss on debt extinguishment	(144,029)	-	(144,029)	-
Net loss	$(916,697)	$(317,665)	$(1,362,210)	$(639,368)
Less: Net income attributable to non-controlling interests	130,181	52,324	260,144	198,504
Net loss attributable to Generation Income Properties, Inc.	$(1,046,878)	$(369,989)	$(1,622,354)	$(837,872)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,255,441	582,867	2,224,419	581,264

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.46)	$(0.63)	$(0.73)	$(1.44)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'	Non-Controlling		Redeemable Non-Controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity	Interest
Balance, December 31, 2020 (As corrected, see Note 2)	576,918	$5,770	$5,541,411	$(4,177,142)	$1,370,039	$486,180	$1,856,219	$8,198,251
Common stock issued for services	2,200	22	43,978		44,000	-	44,000	-
Restricted stock unit compensation	3,749	37	49,434		49,471	-	49,471	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	500,000
Distribution on Non-Controlling Interest	-	-	-	-	-	-	-	(150,826)
Dividends paid on common stock	-		(114,373)		(114,373)	-	(114,373)	-
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(467,883)	(467,883)	(4,646)	(472,529)	150,826
Balance, March 31, 2021 (As corrected, see Note 2)	582,867	$5,829	$5,520,450	$(4,645,025)	$881,254	$481,534	$1,362,788	$8,698,251
Restricted stock unit compensation	-	-	50,278	-	50,278	-	50,278	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	950,000
Distribution on Non-Controlling Interest	-	-	-	-	-	(2,748)	(2,748)	(56,400)
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(369,989)	(369,989)	(4,076)	(374,065)	56,400
Balance, June 30, 2021 (As corrected, see Note 2)	582,867	$5,829	$5,570,728	$(5,015,014)	$561,543	$474,710	$1,036,253	$9,648,251
							-
Balance, December 31, 2021 (As corrected, see Note 2)	2,172,950	$21,729	$19,051,929	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$9,134,979
Restricted stock unit compensation	47,142	471	93,455	-	93,926	-	93,926	-
Stock issuance costs	-	-	(6,091)	-	(6,091)		(6,091)
Cashless exercise of warrants	27,676	277	(277)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	1,109,570
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(115,303)
Dividends paid on common stock	-	-	(334,799)	-	(334,799)	-	(334,799)	-
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(575,476)	(575,476)	(1,120)	(576,596)	131,083
Balance, March 31, 2022 (As corrected, see Note 2)	2,247,768	$22,477	$18,804,217	$(5,978,632)	$12,848,062	$464,654	$13,312,716	$10,260,329
Restricted stock unit compensation	357	4	124,114	-	124,118	-	124,118	-
Cashless exercise of warrants	9,662	96	(96)		-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(406,652)
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(118,556)
Dividends paid on common stock	-	-	(343,254)	-	(343,254)	-	(343,254)	-

Net (loss) income for the quarter				(1,046,878)	(1,046,878)	(4,329)	(1,051,207)	134,510
Balance, June 30, 2022	2,257,787	$22,577	$18,584,981	$(7,025,510)	$11,582,048	$456,387	$12,038,435	$9,869,631

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,362,210)	$(639,368)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	737,552	559,962
Amortization of acquired lease intangible assets	252,017	216,735
Amortization of debt issuance costs	61,606	63,922
Amortization of below market leases	(49,955)	(75,592)
Amortization of above market ground lease	(226)	-
Common stock issued for services	-	33,000
Restricted stock unit compensation	218,044	99,749
Non-cash ground lease expense	28,936	-
Income on investment in tenancy-in-common	(7,090)	-
Dead deal expense	107,371	-
Loss on debt extinguishment	144,029	-
Changes in operating assets and liabilities
Accounts receivable	(6,136)	(20,018)
Other assets	(46,187)	(39,070)
Deferred rent asset	(40,522)	(5,624)
Prepaid expenses	(126,596)	(133,792)
Accounts payable	(179,958)	44,652
Accrued expenses	60,568	(80,523)
Right of use liability	23,517	-
Deferred rent liability	57,993	(62,271)
Net cash used in operating activities	$(127,247)	$(38,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$(12,780,680)	$(3,530,810)
Escrow return for purchase of properties	75,000	-
Investment in tenancy-in-common	(455,889)	-
Net cash used in investing activities	$(13,161,569)	$(3,530,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable interest	$1,109,570	$1,450,000
Redemption of redeemable non-controlling interests	(203,326)	-
Mortgage loan borrowings	17,650,000	2,125,000
Mortgage loan repayments	(11,014,986)	(225,326)
Stock issuance costs	(6,091)	-
Deferred financing costs	(87,020)	(34,150)
Debt issuance costs	(354,432)	(39,991)
Insurance financing borrowings	288,693	277,059
Insurance financing repayments	(114,215)	(172,769)
Distribution on non-controlling interests	(241,735)	(209,974)
Dividends paid on common stock	(678,053)	(114,373)
Net cash generated from financing activities	$6,348,405	$3,055,476

Net decrease in cash and cash equivalents	$(6,940,411)	$(513,572)
Cash and cash equivalents and restricted cash - beginning of period	10,624,076	1,122,364
Cash and cash equivalents and restricted cash - end of period	$3,683,665	$608,792

CASH TRANSACTIONS
Interest Paid	$624,470	$629,147
NON-CASH TRANSACTIONS
Stock issued for cashless exercise of Investor Warrants	$373
Stock issued for accrued liabilities	$-	$11,000
Deferred distribution on redeemable non-controlling interests	$31,734	$-
Right of use asset and liability for ground lease related to property acquisition	$6,304,334	$-
Redemption of redeemable non-controlling interests accrued	$203,326	$-

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2022 owned 83% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

As of June 30, 2022, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held partial interests in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The Company adopted the calendar year as its basis of reporting. Certain immaterial prior year amounts have been reclassified for consistency with the current period presentation.

Immaterial Correction of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Form 10K for the fiscal year ended December 31, 2021, wand Form 10Q for the quarterly period ended March 31, 2022, management of the Company identified an error in the application of Accounting Standards Codification (ASC) 480-10, Distinguishing Liabilities from Equity. Specifically, the Company incorrectly classified the partnership interest of GIP Fund 1, LLC in the Operating Partnership as Redeemable Non-Controlling Interests rather than Non-Controlling Interest within Equity. The Company has evaluated the effects of the resulting corrections detailed in the tables below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections. Management has determined the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021 and 2020, as of and for the three months ended March 31, 2022 and 2021, as of and for the three and six months ended June 30, 2021, and as of and for the three and nine months ended September 30, 2021, and the financial statement line items impacted by this error have been corrected. In addition, the impact of the error will be corrected prospectively in the Company’s subsequent quarterly and annual filings. The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.

Condensed Balance Sheets

	As of December 31,		As of December 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Total Assets	$53,420,716	$-	$53,420,716

Liabilities and Equity
Total liabilities	$30,145,523	$-	$30,145,523

Redeemable Non-Controlling Interests	$9,621,159	$(486,180)	$9,134,979

Accumulated Deficit	$(5,419,624)	$16,468	$(5,403,156)

Stockholders' Equity	$13,654,034	$16,468	$13,670,502
Non-Controlling Interest	$-	$469,712	$469,712
Total Equity	$13,654,034	$486,180	$14,140,214
Total Liabilities and Equity	$53,420,716	$-	$53,420,716

	As of March 31,		As of March 31,
	2022		2022
	As Reported	Adjustment	As Corrected
Total Assets	$66,570,918	$-	$66,570,918

Liabilities and Equity
Total liabilities	$42,997,873	$-	$42,997,873

Redeemable Non-Controlling Interests	$10,746,509	$(486,180)	$10,260,329

Accumulated Deficit	$(6,000,158)	$21,526	$(5,978,632)

Stockholders' Equity	$12,826,536	$21,526	$12,848,062
Non-Controlling Interest	$-	$464,654	$464,654
Total Equity	$12,826,536	$486,180	$13,312,716
Total Liabilities and Equity	$66,570,918	$-	$66,570,918

Condensed Income Statements

	Three Months ended June 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$988,190	$-	$988,190
Total expenses	1,305,855	-	1,305,855
Operating loss	$(317,665)	$-	$(317,665)
Net loss	$(317,665)	$-	$(317,665)
Less: Net income attributable to non-controlling interests	59,148	(6,824)	52,324
Net loss attributable to Generation Income Properties, Inc.	$(376,813)	$6,824	$(369,989)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	582,867	582,867	582,867

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.65)	$0.02	$(0.63)

	Six Months ended June 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$1,925,078	$-	$1,925,078
Total expenses	2,564,446	-	2,564,446
Operating loss	$(639,368)	$-	$(639,368)
Net loss	$(639,368)	$-	$(639,368)
Less: Net income attributable to non-controlling interests	209,974	(11,470)	198,504
Net loss attributable to Generation Income Properties, Inc.	$(849,342)	$11,470	$(837,872)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	581,264	581,264	581,264

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(1.46)	$0.02	$(1.44)

	Three Months ended September 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$1,033,494	$-	$1,033,494
Total expenses	1,305,594	-	1,305,594
Operating loss	$(272,100)	$-	$(272,100)
Net income	$655,828	$-	$655,828
Less: Net income attributable to non-controlling interests	199,716	561	200,277
Net income attributable to Generation Income Properties, Inc.	$456,112	$(561)	$455,551

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	939,559	939,559	939,559

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$0.49	$(0.01)	$0.48

	Nine Months ended September 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$2,958,572	$-	$2,958,572
Total expenses	3,870,040	-	3,870,040
Operating loss	$(911,468)	$-	$(911,468)
Net income	$16,460	$-	$16,460
Less: Net income attributable to non-controlling interests	409,690	(10,909)	398,781
Net loss attributable to Generation Income Properties, Inc.	$(393,230)	$10,909	$(382,321)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	699,395	699,395	699,395

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.56)	$0.01	$(0.55)

	Twelve Months ended December 31, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$3,900,096	$-	$3,900,096
Total expenses	5,548,202	-	5,548,202
Operating loss	$(1,648,106)	$-	$(1,648,106)
Net loss	$(712,433)	$-	$(712,433)
Less: Net income attributable to non-controlling interests	530,049	(16,468)	513,581
Net loss attributable to Generation Income Properties, Inc.	$(1,242,482)	$16,468	$(1,226,014)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	1,067,599	1,067,599	1,067,599

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(1.16)	$0.01	$(1.15)

	Three Months ended March 31, 2022
	As Reported	Adjustment	As Corrected
Total revenue	$1,181,935	$-	$1,181,935
Total expenses	1,636,000	-	1,636,000
Operating loss	$(454,065)	$-	$(454,065)
Net loss	$(445,513)	$-	$(445,513)
Less: Net income attributable to non-controlling interests	135,021	(5,058)	129,963
Net loss attributable to Generation Income Properties, Inc.	$(580,534)	$5,058	$(575,476)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,196,056	2,196,056	2,196,056

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.26)	$0.00	$(0.26)
Condensed Statements of Equity

	As of December 31,		As of December 31,
	2020		2020
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$8,684,431	$(486,180)	$8,198,251

Accumulated Deficit	(4,177,142)	-	(4,177,142)

Stockholders' Equity	$1,370,039	$-	$1,370,039
Non-Controlling Interest	-	486,180	$486,180
Total Equity	$1,370,039	$486,180	$1,856,219

	As of March 31,		As of March 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$8,684,431	$(486,180)	$8,198,251

Accumulated Deficit	(4,649,671)	4,646	(4,645,025)

Stockholders' Equity	$876,608	$4,646	$881,254
Non-Controlling Interest	-	481,534	$481,534
Total Equity	$876,608	$486,180	$1,362,788

	As of June 30,		As of June 30,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$10,134,431	$(486,180)	$9,648,251

Accumulated Deficit	(5,026,484)	11,470	(5,015,014)

Stockholders' Equity	$550,073	$11,470	$561,543
Non-Controlling Interest	-	474,710	$474,710
Total Equity	$550,073	$486,180	$1,036,253

	As of September 30,		As of September 30,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$9,605,028	$(486,180)	$9,118,848

Accumulated Deficit	(4,570,372)	10,909	(4,559,463)

Stockholders' Equity	$14,709,082	$10,909	$14,719,991
Non-Controlling Interest	-	475,271	$475,271

Total Equity	$14,709,082	$486,180	$15,195,262

	As of December 31,		As of December 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$9,621,159	$(486,180)	$9,134,979

Accumulated Deficit	(5,419,624)	16,468	(5,403,156)

Stockholders' Equity	$13,654,034	$16,468	$13,670,502
Non-Controlling Interest	-	469,712	$469,712
Total Equity	$13,654,034	$486,180	$14,140,214

	As of March 31,		As of March 31,
	2022		2022
	As Reported	Adjustment	As Corrected
Redeemable Non-controlling Interest	$10,746,509	$(486,180)	$10,260,329

Accumulated Deficit	(6,000,158)	21,526	(5,978,632)

Stockholders' Equity	$12,826,536	$21,526	$12,848,062
Non-Controlling Interest	-	464,654	$464,654
Total Equity	$12,826,536	$486,180	$13,312,716

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

Cash

The Company considers all demand deposits, cashier’s checks and money market accounts to be cash equivalents. Amounts included in restricted cash represent funds owned by the Company related to tenant escrow reimbursements and immediate capital repair reserve.

	As of June 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$3,649,084	$10,589,576
Restricted cash	34,581	34,500
Cash and cash equivalents and restricted cash	$3,683,665	$10,624,076

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes approximately $236,800 and $188,000 of prepaid rent as of June 30, 2022 and December 31, 2021, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded for the six months ended June 30, 2022 or 2021.

Certain leases also provide for additional rent based on tenants’ sales volumes. These rents are recognized when determinable after the tenant exceeds a sales breakpoint.

Some of the Company’s leases provide for reimbursement from tenants for certain common area maintenance (“CAM”) expenses, insurance, and real estate taxes. The Company either bills or accrues estimated reimbursement revenues and expenses recognized as rental income and building expenses, respectively, in the period the recoverable costs are incurred and accrued.

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

Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above or below market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under Accounting Standards Codification (“ASC”) 805 and to date has concluded that all asset transactions are asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place leases are estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining team of the leases as amortization expense. The fair value of the above- or below- market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally 5 years. Tenant improvements are amortized over the lease terms of the tenants, which is generally between 2 and 10 years.

Lease Obligations

The Company has a certain property within its portfolio that is on land subject to a ground lease with a third party, which is classified as an operating lease. Accordingly, the Company owns only a long-term leasehold in this property. The building and improvements constructed on the leased land are capitalized as investment in real estate in the accompanying Consolidated Balance Sheets and are depreciated over the shorter of the useful life of the improvements or the lease term.

Under ASC 842, the Company recognizes Lease liabilities on its Consolidated Balance Sheets for its ground lease and corresponding Right of use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the Lease liability and resulting Right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the operating lease liability.

Income Taxes

The Company intends to operate and be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code (“Code”), commencing with the Company's taxable year ending December 31, 2021. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders.

The Company accounts for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes the Company to change the Company's judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes the Company to change its judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

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

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options and restricted stock units if their effect is anti-dilutive. As of six months ended June 30, 2022 and 2021, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the six months ended June 30, 2022 or 2021.

Impairments are determined using valuation techniques including a discounted cash flow analysis which is a Level 3 input and analysis of recent comparable sales transactions or purchase offers received from third parties which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its investments in real estate. Estimating future cash flows is highly subjective and estimates can differ materially from actual results.

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's Investment in tenancy-in-common during the six months ended June 30, 2022 or 2021.

Note 3 – Investments in Real Estate

On January 7, 2022, the Company acquired an approximately 10,900 square foot single tenant medical-retail property leased to Fresenius Medical Care (NYSE: FMS) located in Chicago, Illinois. The acquisition was financed with a $1,550,000 promissory note and the balance with cash on hand.

On January 14, 2022, the Company acquired an approximately 2,600 square foot single tenant retail property leased to Starbucks Coffee (NASDAQ: SBUX) located in Tampa, Florida. The acquisition was financed with the issuance of a redeemable non-controlling interest of $1,109,570, debt of $1,050,000 and the balance with cash on hand.

On March 9, 2022, the Company acquired a leasehold interest in a ground lease and corresponding assignment of an approximately 88,400 square foot single tenant retail property leased to Kohl's Corporation (NYSE: KSS) located in Tucson, Arizona. The acquisition was financed with a $3,650,000 promissory note and the balance with cash on hand.

The following table details the properties acquired during the three and six months ended June 30, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,194,895	700,859	6,153,408	8,049,162
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,216,786	$2,277,455	$7,483,747	$12,977,988
Right of use asset	-	-	6,304,334	6,304,334
Less Acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Less Right of use liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,196,922	$2,263,958	$7,351,748	$12,812,628

On February 11, 2021, the Company acquired an approximately 7,500 square foot single tenant office property leased to the General Services Administration located in Manteo, North Carolina. The acquisition was financed with the issuance of a redeemable non-controlling interest of $500,000 and, debt of $1,275,000.

On April 21, 2021, the Company acquired an approximately 7,800 square foot single tenant office property leased to Irby Construction located in Plant City, Florida. The acquisition was financed with the issuance of a redeemable non-controlling interest of $950,000, debt of $850,000.

The following table details the properties acquired during the three and six months ended June 30, 2021:

	GSA-Manteo, NC	Irby Construction-Plant City, FL	Total
Land	$341,949	$1,212,213	$1,554,162
Building and site improvements	1,807,066	423,611	2,230,677
Tenant improvements	-	-	-
Acquired lease intangible assets	100,379	121,509	221,888
Total real estate investments	$2,249,394	$1,757,333	$4,006,727
Less Acquired lease intangible liabilities	(511,620)	-	(511,620)
Total real estate investments, net	$1,737,774	$1,757,333	$3,495,107

Note 4 – Acquired Lease Intangible Assets, net

Acquired Lease Intangible Assets, net is comprised of the following:

	As of June 30,	As of December 31,
	2022	2021
Acquired lease intangible assets	$4,677,928	$3,304,014
Accumulated amortization	(1,246,874)	(994,857)
Acquired lease intangible assets, net	$3,431,054	$2,309,157

The future amortization for Acquired Lease Intangible Assets, net for subsequent years ending December 31is listed below:

As of June 30,
2022
2022 (6 months remaining)	$275,520
2023	542,954
2024	542,954
2025	509,815
2026	489,884
Thereafter	1,069,927
$3,431,054

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired Lease Intangible Liabilities, net is comprised of the following:

	As of June 30,	As of December 31,
	2022	2021
Acquired lessor lease intangible liabilities	$965,216	$845,063
Accumulated accretion to Rental income	(317,630)	(267,675)
Acquired lessor lease intangible liabilities, net	$647,586	$577,388

Acquired lessee lease intangible liabilities	$45,207	$-
Accumulated amortization to offset Building expenses	(226)	-
Acquired lessee lease intangible liabilities, net	$44,981	$-

The future amortization for Acquired Lessor Lease Intangible Liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2022
2022 (6 months remaining)	$52,594
2023	105,188
2024	105,188
2025	105,188
2026	93,907
Thereafter	185,521
$647,586

The future amortization for Acquired Lessee Lease Intangible Liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2022
2022 (6 months remaining)	$366
2023	732
2024	732
2025	732
2026	732
Thereafter	41,687
$44,981

Note 6 – Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires through the year 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $125,015 for the six months ended June 30, 2022. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Right of use liability, net was $72,563 for the six months ended June 30, 2022.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the ground lease liability as of June 30, 2022 and provides a reconciliation to the Right of use liability included in the accompanying Consolidated Balance Sheets as June 30, 2022.

As of June 30,
2022
2022 (6 months remaining)	$116,298
2023	232,701
2024	244,077
2025	245,111
2026	245,111
Thereafter	22,065,755
Total undiscounted liability	$23,149,053
Present value discount	(16,821,202)
Right of use liability	$6,327,851
Discount rate	4.58%
Term	62 years

Note 7 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

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

As part of the Company’s acquisition of a building for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Irby Prop Partners on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $995,600. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s investment in a tenant in common entity for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $672,900. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

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

As part of the Company’s acquisition of two buildings for approximately $19,134,400 on September 30, 2019 in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units now are directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allow for the two investors to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166.3 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166.3 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. The redemption has been accrued for as of June 30, 2022 by reclass for the redemption amount from temporary equity to accrued expenses.

As part of the Company’s acquisition of one building on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (LMB Owenton I LLC) that resulted in the issuance of 110,957 common units in the Operating Partnership at $10.00 per share for a total value of $1,109,570. Beginning on the second anniversary of the Closing, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined their equity should be classified as temporary equity at redemption value.

Non-Controlling Interest (Permanent Equity)

As part of the Company’s acquisition of one building on November 30, 2020 for $1,847,700 in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (GIP Fund 1, LLC) that resulted in the issuance of 24,309 common units in Operating Partnership at $20.00 per share for a total value of $486,180. At the time of the acquisition the Company’s President owned 11% of GIP Fund 1. GIP Fund 1 has since been dissolved and the common units now are directly owned by the former members of GIP Fund 1. Beginning on the first anniversary of the Closing, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for common stock of the Company. As such, the Company has determined their equity should be classified as a Non-controlling interest.

Following these transactions as of June 30, 2022, the Company owned 83% of the common units in the Operating Partnership and outside investors owned 17%.

The following table reflects the Company's Redeemable Non-Controlling Interests and Non-Controlling Interest:

	Brown Family Trust	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	Former Greenwal, L.C. and Riverside Crossing, L.C. Members	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2020 (As corrected, see Note 2)	$1,200,000	$-	$-	$-	$6,998,251	$8,198,251	$486,180
Issuance of Redeemable Operating Partnership Units for property acquisition	500,000	-	-	-	-	500,000	-
Distribution on Non-Controlling Interest	(37,104)	-	-	-	(113,722)	(150,826)	-
Net income (loss) for the quarter (As corrected, see Note 2)	37,104	-	-	-	113,722	150,826	(4,646)
Balance, March 31, 2021 (As corrected, see Note 2)	$1,700,000	$-	$-	$-	$6,998,251	$8,698,251	$481,534
Issuance of Redeemable Operating Partnership Units for property acquisition	-	950,000	-	-	-	950,000	-
Distribution on Non-Controlling Interest	(41,125)	(15,275)	-	-	-	(56,400)	(2,748)
Net income (loss) for the quarter (As corrected, see Note 2)	41,125	15,275	-	-	-	56,400	(4,076)
Balance, June 30, 2021 (As corrected, see Note 2)	$1,700,000	$950,000	$-	$-	$6,998,251	$9,648,251	$474,710

Balance, December 31, 2021 (As corrected, see Note 2)	$500,000	$976,756	$659,972	$-	$6,998,251	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	1,109,570	-
Distribution on Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(15,269)	(56,686)	(115,303)	(3,938)
Net income (loss) for the quarter (As corrected, see Note 2)	11,260	28,370	19,498	15,269	56,686	131,083	(1,120)
Balance, March 31, 2022 (As corrected, see Note 2)	$500,000	$986,125	$666,383	$1,109,570	$6,998,251	$10,260,329	$464,654
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	(406,652)	(406,652)	-
Distribution on Non-Controlling Interest	(11,260)	(19,000)	(13,086)	(17,975)	(57,235)	(118,556)	(3,938)
Net income (loss) for the quarter	11,260	28,471	19,569	17,975	57,235	134,510	(4,329)
Balance, June 30, 2022	$500,000	$995,596	$672,866	$1,109,570	$6,591,599	$9,869,631	$456,387

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

On September 8, 2021, the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 Units, with each unit consisting of one share of common stock, and one warrant to purchase one share of common stock (the “Investor Warrants”). As part of the Public Offering, the Company entered into an agreement with the Chief Executive Officer ("CEO") to redeem 112,500 shares of common stock for $100 which was paid to the CEO which was recorded in accounts payable – related party at December 31, 2021. As of December 31, 2021 these shares had been physically returned to the Company's transfer agent and cancelled and the CEO was paid during the three months ended March 31, 2022.

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

During the six months ended June 30, 2022, the Company recorded approximately $87,000 of stock issuance costs to Deferred Financing Costs for professional fees incurred for filings intended to be made in the future. For the three months ended March 31, 2022, the Company recorded approximately $6,100 of issuance costs incurred in additional paid in capital.

Warrants

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During six months ended June 30, 2022, 373,380 warrants were exercised on a cashless basis resulting in the issuance of 37,338 shares of common stock.

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

The Company has 1,541,470 warrants outstanding and exercisable as of June 30, 2022, subject to certain circumstances, and which will expire five to seven years from the date of issuance, as follows.

As of June 30,
Issue Date	2022
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	1,126,620
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
1,541,470

The following is a summary of warrants outstanding as of June 30, 2022 and December 31, 2021:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Issuances	-	-	-
Exercised	(373,380)	10.00	-
As of June 30, 2022	1,541,470	$10.89	4.2

Warrants exercisable	$1,541,470	$10.89	4.2

There was no intrinsic value for the warrants as of June 30, 2022 or December 31, 2021.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of June 30, 2022, 76,449 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

•
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
•
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
•
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
•
On January 6, 2021, the board granted 14,000 restricted shares to directors, officers and employees effective January 1, 2021 valued at $20.00 per share that vest annually over 3 years. The pro-rated vested share restrictions will be removed upon the annual anniversary of the award. The 14,000 restricted shares were issued to the directors, officers and employees in September 2021.
•
On January 6, 2022, the board granted 47,142 restricted shares to directors, officers and employees effective March 1, 2022 valued at $7.00 per share that vest annually over 1 year. The vested share restrictions will be removed upon the first annual anniversary of the award. The 47,142 restricted shares were issued to the directors, officers and employees in March 2022.
•
On April 12, 2022, the board granted 357 restricted shares to a non-employee for chaplain services rendered effective April 16, 2022 valued at $7.06 per share that vest over 1 year. The vested share restrictions will be removed upon the first annual anniversary of the award. The 357 restricted shares were issued in April 2022.

The following is a summary of restricted shares for the six months ended June 30, 2022 and 2021:

	2022	2021
Number of Shares Outstanding	23,167	14,582
Restricted Shares Issued	47,499	14,000
Restricted Shares Vested	(10,500)	(3,749)
Number of Shares Outstanding	60,166	24,833

The Company recorded stock based compensation expense of $218,044 and $99,749 during the six months ended June 30, 2022 and 2021, respectively.

Common stock issued for services

Pursuant to an amended employment agreement in which the Company's former chief financial officer waived his right to cash compensation in lieu of being awarded 550 restricted shares of common stock each month until the closing of an initial underwritten public offering, the Company issued the chief financial officer 2,200 shares of stock in March 2021 representing four months of compensation from December 2020 to March 2021. These shares are valued at $20.00 per share and are accrued as compensation expense until issued by the Company.

Common Shareholders Cash Distributions

While the Company is under no obligation to do so, the Company expects to continue to declare and pay distributions to its stockholders for the foreseeable future. The issuance of a distribution will be determined by the Company's board of directors based on the Company's financial condition and such other factors as the Company's board of directors deems relevant. The Company has not established a minimum distribution, and the Company's charter does not require that the Company issue distributions to its stockholders other than as necessary to meet REIT qualification standards.

The following is a summary of distributions to common shareholders and Operating Partnership unit holders for the six months ended June 30, 2022 and 2021:

Authorized Date	Record Date	Per Share/Unit
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054
February 26, 2021	March 15, 2021	$0.325

* Through June 2022, the Company's CEO waived his right to receive distributions with respect to the shares held by him as of the completion of the Public Offering.

Note 9 – Leases

Future Minimum Rents

During the six months ended June 30, 2022 and 2021, the Company had four tenants that each account for more than 10% of its rental revenue as indicated below:

	2022	2021
General Services Administration - Norfolk, VA & Manteo, NC	21%	25%
PRA Holdings, Inc. - Norfolk, VA	15%	20%
Pratt & Whitney Automation, Inc. - Huntsville, AL	14%	17%
Kohl's Corporation - Tucson, AZ	11%	<10%
Maersk Line, Limited - Norfolk, VA	<10%	10%

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2022:

As of June 30,
2022
2022	2,517,849
2023	4,628,195
2024	4,674,729
2025	4,547,481
2026	4,425,322
Thereafter	8,987,943
29,781,519

Note 10 – Mortgage Loans

On April 1, 2022, the Company entered into two loan agreements with an aggregate balance of $13.5 million as of June 30, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties, and one loan in the amount of $2.1 million on the property held in the tenant in common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the three months ended June 30, 2022, the Company incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on these mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

The Company had the following promissory notes outstanding as of June 30, 2022 and December 31, 2021, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	June 30, 2022	December 31, 2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL	$11,287,500	*	4.17%		3/6/2030	$11,054,353	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,691,504	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,809,481	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	***	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728		3.85%	**	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728		3.85%	**	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644		3.85%	**	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108		3.85%	**	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047		3.85%	**	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745		3.85%	**	3/31/2032	3,964,745	-	1.50
	37,450,913					36,242,002	29,606,988
					Less Debt Issuance Costs	(786,490)	(637,693)
						35,455,512	28,969,295

*Loan subject to prepayment penalty

**Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

***Fixed via interest rate swap

The Company amortized debt issuance costs during the six months ended June 30, 2022 and 2021 to interest expense of approximately $61,606 and $63,922, respectively. The Company paid debt issuance costs for the six months ended June 30, 2022 and 2021 of approximately $354,432 and $39,991, respectively.

Each promissory note requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one promissory note, encumbered by six properties, require the Company to maintain a 54% loan to value ratio. As of June 30, 2022, the Company was in compliance with all covenants.

The Company’s President has personally guaranteed the repayment of the $11.1 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, Florida property. In addition, the Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”) with an aggregate principal amount of $12,500,985. The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.50%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of June 30, 2022 are as follows:

As of June 30,
2022
2022	$291,328
2023	785,524
2024	12,427,090
2025	546,280
2026	568,514
Thereafter	21,623,266
$36,242,002

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank (the “Lender”), by entering into a new commitment letter, to increase the available Borrowings under the Facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. As of June 30, 2022 the Company did not have an outstanding balance on the Facility and as of December 31, 2021 the Company had borrowed approximately $2.4 million, respectively, under the Facility.
Note 11 – Related Party

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the CEO. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in Generation Income Properties LP valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the CEO’s ownership to 0.09% as of June 30, 2022.

Note 12 – Tenant in Common Investment

On August 13, 2021, the Company entered into a tenancy-in-common (“TIC”) structure whereby the TIC acquired a 15,288 square foot single tenant building in Rockford, IL for total consideration of approximately $4.5 million. The Company acquired a 36.8% interest in the TIC acquisition with Sunny Ridge HHP, LLC (“Sunny Ridge”) holding the remaining TIC interest. Funding for the Company’s interest was primarily funded through a Redeemable Non-Controlling Interest Contribution from Mr. Hornstrom to one of the Company's subsidiaries for $0.65 million. The remainder of the purchase price of the property was funded by Sunny Ridge of $1.2 million and debt financing of approximately $2.7 million. Mr. Hornstrom owns 50% of Sunny Ridge and also contributed $600,000 of $950,000 Redeemable Non-Controlling Interest contribution for the Plant City, FL property.

On April 1, 2022, the Company refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of June 30, 2022, the Company was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,889 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. The Rockford, IL property was accounted for under the equity method and as of June 30, 2022 it had a value of $1,188,061.

The condensed income statements for the three and six months ended June 30, 2022 is as follows:

	Three Months ended June 30,	Six Months ended June 30,
	2022	2022
Total revenue	$93,139	$186,278
Total expenses	$64,213	$134,137
Operating income	28,926	52,141
Loss on debt extinguishment	(31,851)	(31,851)
Net income (loss)	$(2,925)	$20,290
GIP, LP's Share	$(1,462)	$7,090

The condensed balance sheets of the tenant in common investment as of June 30, 2022 and December 31, 2021, respectively, are as follows:

	As of June 30,	As of December 31,
	2022	2021

Net real estate investments	$4,562,129	$4,621,135
Deferred rent asset	5,270	2,108
Prepaid expenses	1,492	522
Due from tenant-in-common	237,956	47,350
Total Assets	$4,806,847	$4,671,115

Accounts payable (including related party) and accrued expenses	$270,343	$19,292
Acquired lease intangible liabilities, net	39,277	42,993
Mortgage loan, net of unamortized debt issuance costs	2,087,466	2,677,446
Total Liabilities	$2,397,086	$2,739,731

GIP, LP	$1,188,061	$725,082
SUNNY RIDGE MHP, LLC	1,221,700	1,206,302
Total Tenant in Common Equity	$2,409,761	$1,931,384
Total Liabilities and Tenant in Common Equity	$4,806,847	$4,671,115

Note 13 – Subsequent Events

On June 27, 2022, the Company announced that our Board of Directors authorized a distribution of $0.054 per share monthly cash distribution for shareholders of record of our common stock as of July 15, 2022, August 15, 2022, and September 15, 2022. July distributions were paid on July 29, 2022 and we expect to pay August and September distributions on or about August 30, 2022 and September 30, 2022, respectively. The Operating Partnership common unit holders received the same distribution.

Subsequent to June 30, 2022 but before the filing of this Quarterly Report on Form 10-Q, 32,110 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 3,211 shares of common stock were issued upon exercise.

On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit under the Operating Partnership’s Contribution and Subscription Agreement, dated July 16, 2019, and the Contribution and Subscription Agreement, dated June 19, 2019. Such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2022 owned 83% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of June 30, 2022 (excluding our Tenant in Common Property unless otherwise noted):

•
Creditworthy Tenants. Approximately 85% of our portfolio’s annualized base rent ("ABR") as of June 30, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt and Whitney, and Kohl’s, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 66% of our portfolio’s annualized base rent.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of June 30, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.53.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

As of June 30, 2022, we own the following twelve assets (excluding our Tenant in Common property):

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
•
A single tenant retail building (approximately 30,700 square feet) leased to Best Buy (NYSE: BBY) and located in Boulder Springs, CO.
•
A single tenant medical-retail building (approximately 10,900 square feet) leased to Fresenius Medical Care (NYSE: FMS) located in Chicago, IL.
•
A single tenant retail stand-alone property (approximately 2,600 square feet) located in Tampa, Florida with a corporate Starbucks Coffee (NASDAQ: SBUX) as the tenant.
•
A leasehold interest in a ground lease and corresponding assignment of a single tenant retail stand-alone property (approximately 88,400 square feet) located in Tucson, Arizona with a corporate Kohl’s as the tenant.

We also own a 50% tenancy in common interest in one property:

•
A single tenant retail building (approximately 15,300 square feet) leased to La-Z-Boy Company located in Rockford, IL.

The table below presents an overview of the twelve properties in our portfolio as of June 30, 2022:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	3.8	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	5.7	4 x 5	Yes	182,500	$82.95
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(6)	A-	-	2 x 5	Yes	684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	6.2	N/A	Yes	882,476	$17.68
Office	Norfolk, VA	22,247	Maersk Shipping	BBB	0.5	1 x 5 (5)	N/A	386,795	$17.39
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	-	1 x 5	Yes	742,850	$21.32
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	6.1	5 x 5	Yes	120,750	$34.50
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	6.6	1 x 5	Yes	161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	2.5	2 x 5	Yes	171,667	$21.94
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	4.8	1 x 5	Yes	353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	4.3	2 x 5	Yes	224,414	$20.50
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	4.7	2 x 5	Yes	148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BBB-	7.6	7 x 5	Yes	823,963	$9.32
Consolidated Properties		322,854						$5,012,838	$15.53
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	NR	5.3	4 x 5	Yes	360,100	$23.55
All Properties		338,142						5,372,938	$15.89

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash rental income in place as of June 30, 2022. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenant in common investment.
(5)
Tenant did not exercise the renewal option as of the required exercise date of April 1, 2022.
(6)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions.

Distributions

From inception through June 30, 2022, we have distributed approximately $1,976,893 to common stockholders.

Recent Developments

On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit under the Operating Partnership’s Contribution and Subscription Agreement, dated July 16, 2019, and the Contribution and Subscription Agreement, dated June 19, 2019. Such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August, 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue

During the three months ended June 30, 2022, total revenue from operations was $1,379,103 as compared to $988,190 for the three months ended June 30, 2021. Revenue increased $390,913 from the acquisition of five additional properties partially offset by the revenue generated from one property sold in August 2021.

Expenses

During the three months ended June 30, 2022, we incurred total expenses of $2,042,938 as compared to $1,305,855 for the three months ended June 30, 2021. Operating expenses increased by $737,083 as follows:

	Three Months ended June 30,
	2022	2021	Change
General, administrative and organizational costs	$472,736	$251,825	$220,911
Building expenses	325,201	163,722	161,479
Depreciation and amortization	558,676	397,186	161,490
Interest expense, net	375,627	337,432	38,195
Compensation costs	310,698	155,690	155,008
Total expenses	$2,042,938	$1,305,855	$737,083
•
General, administrative and organizational costs increased by $220,911 due to an increase in legal and audit expense, an increase in corporate filing fees incurred for the Company's first annual report and shareholders' meeting, an increase in insurance expense, and an increase in investor relations expense offset by a decrease in consulting services.
•
Building expenses increased by $161,479 due to an increase in tenant reimbursable expenses incurred by the Company on behalf of tenants from the acquisition of five additional properties. Reimbursement revenues included in Rental income offset this Building expense.
•
Depreciation and amortization increased by $161,490 from the acquisition of five additional properties offset in part by the expense incurred by one property sold in August 2021.
•
Interest expense, net increased by $38,195 due to interest on the mortgage loans from the five additional properties offset by the reduction in interest expense due from the mortgage loans refinanced or adjusted to a lower interest rate which is further offset in part by the interest expense from the mortgage loan associated with the one property sold in August 2021.
•
Compensation costs increased by $155,008 primarily due to an increase in restricted stock unit compensation expense related to additional stock granted in addition to an increase in salary expense.

Income Tax Benefit

We did not record an income tax benefit for the three months ended June 30, 2022 and 2021 because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Loss on investment in tenancy-in-common

During the three months ended June 30, 2022, our share of earnings on our investment in tenancy in common acquired in August 2021 and accounted for under the equity method generated a loss of $1,462.

Other expenses:

•
During the three months ended June 30, 2022, we incurred $107,371 in dead deal expense related to acquisition costs incurred in from a portfolio of assets we are no longer pursuing for acquisition.

•
During the three months ended June 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

Net Loss

During the three months ended June 30, 2022 and 2021, we generated a net loss of $916,697 and $317,665, respectively.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2022 and 2021, net income attributable to non-controlling interest was $130,181 and $52,434, respectively. The variance is attributable to an increase from additional redeemable non-controlling interests issued to finance the acquisition of properties in 2021 and 2022 offset by a decrease in the redeemable non-controlling interest for the property sold in August 2021.

Net Loss Attributable to Shareholders

During the three months ended June 30, 2022 and 2021, we generated a net loss attributable to our shareholders of $1,046,878 and $369,989, respectively.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenue

During the six months ended June 30, 2022 total revenue from operations was $2,561,038 as compared to $1,925,078 for the six months ended June 30, 2021. Revenue increased $635,960 from the acquisition of five additional properties partially offset by the revenue generated from one property sold in August 2021.

Expenses

During the six months ended June 30, 2022, we incurred total expenses of $3,678,938 as compared to $2,564,446 for the six months ended June 30, 2021. Operating expenses increased by $1,114,492 as follows:

	Six Months ended June 30,
	2022	2021	Change
General, administrative and organizational costs	$814,416	$440,242	$374,174
Building expenses	578,592	344,275	234,317
Depreciation and amortization	989,569	776,697	212,872
Interest expense, net	705,921	692,421	13,500
Compensation costs	590,440	310,811	279,629
Total expenses	$3,678,938	$2,564,446	$1,114,492
•
General, administrative and organizational costs increased by $374,174 due to an increase in legal and audit expense, an increase in corporate filing fees incurred for the Company's first annual report and shareholders' meeting, an increase in insurance expense, and an increase in investor relations expense offset by a decrease in consulting services.
•
Building expenses increased by $234,317 due to an increase in tenant reimbursable expenses incurred by the Company on behalf of tenants from the acquisition of five additional properties. Reimbursement revenues included in Rental income offset this Building expense.
•
Depreciation and amortization increased by $212,872 from the acquisition of five additional properties offset in part by the expense incurred by one property sold in August 2021.
•
Interest expense, net increased by $13,500 due to interest on the mortgage loans from the five additional properties offset by the reduction in interest expense due from the mortgage loans refinanced or adjusted to a lower interest rate which is further offset in part by the interest expense from the mortgage loan associated with the one property sold in August 2021.
•
Compensation costs increased by $279,629 primarily due to an increase in restricted stock unit compensation expense related to accelerated vesting of the restricted stock granted to the former CFO and also issuance of additional stock granted. The increase in Compensation Costs also resulted from an increase in salary expense.

Income Tax Benefit

We did not record an income tax benefit for the six months ended June 30, 2022 and 2021 because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Income on investment in tenancy-in-common

During the six months ended June 30, 2022, our share of earnings on our investment in tenancy in common acquired in August 2021 and accounted for under the equity method generated income of $7,090.

Other expenses:

•
During the six months ended June 30, 2022, we incurred $107,371 in dead deal expense related to acquisition costs incurred in from a portfolio of assets we are no longer pursuing for acquisition.
•
During the six months ended June 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on refinanced mortgage loans that in addition to a prepayment penalty incurred of $21,000.

Net Loss

During the six months ended June 30, 2022 and 2021, we generated a net loss of $1,362,210 and $639,368, respectively.

Net Income Attributable to Non-controlling Interests

During the six months ended June 30, 2022 and 2021, net income attributable to non-controlling interest was $260,144 and $198,504, respectively. The variance is attributable to an increase from additional redeemable non-controlling interests issued to finance the acquisition of properties in 2021 and 2022 offset by a decrease in the redeemable non-controlling interest for the property sold in August 2021.

Net Loss Attributable to Shareholders

During the six months ended June 30, 2022 and 2021 we generated a net loss attributable to our shareholders of $1,622,354 and $837,872, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of June 30, 2022, we had total cash (unrestricted and restricted) of $3,683,665, properties with a cost basis of $56,847,641 and outstanding debt with a principal balance of $36,242,002.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for the $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum. At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount. Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date. Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. The Company’s CEO, will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions. Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default. Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. All loans under the Facility must close by October 26, 2023. The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender. On May 9, 2022, the Operating Partnership amended the current Commitment Letter with the Lender, by entering into a new Commitment Letter, to increase the available Borrowings under the

Facility from $25 million to $50 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. As of June 30, 2022 the Company did not have an outstanding balance on the Facility, compared to an outstanding balance of approximately $2.4 million as of December 31, 2021 under the Facility.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

We anticipate that our current cash on hand and availability under the Facility combined with the revenue generated from investment properties and proceeds from debt arrangements will provide sufficient liquidity to meet future funding commitments for at least the next 12 months.

As of June 30, 2022 and December 31, 2021, we had total current liabilities which consists of accounts payable, accrued expenses, insurance payable of $628,316 and $369,902, respectively. The increase is primarily attributable to the $203,326 accrued expense for an Operating Partnership unit redemption.

On April 1, 2022, the Company entered into two loan agreements with an aggregate balance of $13.5 million as of June 30, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties, and one loan in the amount of $2.1 million on the property held in the tenant in common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the three months ended June 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on these mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

The Company had the following promissory notes outstanding as of June 30, 2022 and December 31, 2021, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	June 30, 2022	December 31, 2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL	$11,287,500	*	4.17%		3/6/2030	$11,054,353	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,691,504	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,809,481	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	***	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728		3.85%	**	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728		3.85%	**	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644		3.85%	**	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108		3.85%	**	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047		3.85%	**	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745		3.85%	**	3/31/2032	3,964,745	-	1.50
	37,450,913					36,242,002	29,606,988
					Less Debt Issuance Costs	(786,490)	(637,693)
						35,455,512	28,969,295

*Loan subject to prepayment penalty

**Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

We amortized debt issuance costs during the six months ended June 30, 2022 and 2021 to interest expense of approximately $61,606 and $63,922, respectively. We paid debt issuance costs for the six months ended June 30, 2022 and 2021 of approximately $354,432 and $39,991, respectively.

Each promissory note requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one promissory note, encumbered by six properties, requires the Company to maintain a 54% loan to value ratio. As of June 30, 2022, we were in compliance with all covenants.

The Company’s President has personally guaranteed the repayment of the $11.1 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, Florida property. In addition, the Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”) with an aggregate principal amount of $12,500,985. The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.50%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of June 30, 2022 are as follows:

As of June 30,
2022
2022	$291,328
2023	785,524
2024	12,427,090
2025	546,280
2026	568,514
Thereafter	21,623,266
$36,242,002

Funding of acquisitions in the six months ended June 30, 2022 and 2021 were as follows:

•
The acquisition of the Chicago, IL property in January 2022 was funded with debt financing of approximately $1.6 million and cash.
•
The acquisition of the Tampa, FL property in January 2022 was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $1.1 million and by debt financing of approximately $1.1 million.
•
The acquisition of the Tucson, AZ property in March 2022 was funded with debt financing of approximately $3.7 million and cash.
•
The acquisition of the Manteo, North Carolina property in February 2021 was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of $0.5 million and by debt financing of approximately $1.3 million.
•
The acquisition of the Plant City, Florida property in April 2021, was funded with a Redeemable Non-Controlling Interest contribution to one of our subsidiaries of approximately $1.0 million and by debt financing of approximately of approximately $0.9 million.

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

Cash from Operating Activities

Net cash used in operating activities was $127,247 and $38,238 for the six months ended June 30, 2022 and 2021, respectively.

Cash from Investing Activities

Net cash used in investing activities was $13,161,569 and $3,530,810 during the six months ended June 30, 2022 and 2021, respectively. The increase is primarily due to $12,705,680 for the purchase of three properties including the escrow deposit return in addition to purchasing an additional interest in our investment in tenancy in common of $455,889 during the six months ended June 30, 2022 as compared to one property purchased for $3,530,810 during the six months ended June 30, 2021.

Cash from Financing Activities

Net cash generated from financing activities was $6,348,405 and $3,055,476 for the six months ended June 30, 2022 and 2021, respectively. The change is primarily related to $4,735,340 increase in net Mortgage loan borrowings, offset by a $314,441 increase in debt issuance costs related to the mortgage loans refinancing, and an increase in dividends paid of $563,680.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose funds from operations ("FFO"), adjusted funds from operations ("AFFO"), core funds from operations ("Core FFO") and core adjusted funds of operations ("Core AFFO") all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and related measures do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income or loss as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gains from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets, and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. We then adjust FFO for non-cash revenues and expenses such as amortization of deferred financing costs, above and below market lease intangible amortization, straight line rent adjustment where the Company is both the lessor and lessee, and non-cash stock compensation to calculate Core AFFO.

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

As FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income or loss. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which could be significant economic costs and could materially impact our results from operations. Additionally, FFO does not reflect distributions paid to redeemable non-controlling interests.

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Loss	$(916,697)	$(317,665)	$(1,362,210)	$(639,368)
Depreciation and amortization	558,676	397,186	989,569	776,697
Funds From Operations	$(358,021)	$79,521	$(372,641)	$137,329
Amortization of debt issuance costs	27,933	32,819	61,606	63,922
Non-cash stock compensation	124,118	50,278	218,044	132,749
Adjustments to Funds From Operations	$152,051	$83,097	$279,650	$196,671
Core Funds From Operations	$(205,970)	$162,618	$(92,991)	$334,000

Net Loss	$(916,697)	$(317,665)	$(1,362,210)	$(639,368)
Depreciation and amortization	558,676	397,186	989,569	776,697
Amortization of debt issuance costs	27,933	32,819	61,606	63,922
Above and below-market lease amortization, net	(26,297)	(42,431)	(50,181)	(75,592)
Straight line rent, net	17,160	(12,271)	16,060	(27,989)
Adjustments to Net Loss	$577,472	$375,303	$1,017,054	$737,038
Adjusted Funds From Operations	$(339,225)	$57,638	$(345,156)	$97,670

Dead deal expense	107,371	-	107,371	-
Loss on debt extinguishment	144,029	-	144,029	-
Non-cash stock compensation	124,118	50,278	218,044	132,749
Adjustments to Adjusted Funds From Operations	$375,518	$50,278	$469,444	$132,749
Core Adjusted Funds From Operations	$36,293	$107,916	$124,288	$230,419

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated September 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder, Thomas E. Robinson, exercising his right to redeem 25,000 units at $20 per unit under the Operating Partnership’s Contribution and Subscription Agreement, dated July 16, 2019, and the Contribution and Subscription Agreement, dated June 19, 2019. Such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August, 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder (the “Redemption Agreement”) providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024.

The foregoing summary of the Redemption Agreement is qualified in its entirety by the full text of the Redemption Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.1	Commitment for $50 Million Master Credit Commitment with American Momentum Bank dated May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on May 12, 2022).
10.2*	Redemption Agreement, dated August 9, 2022, among the Company, Generation Income Properties, L.P., and Thomas E. Robinson
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: August 15, 2022	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)