Form 10-Q
period 2022-09-30
GENERATION INCOME PROPERTIES, INC.
filed 2022-11-14
CIK 1651721

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 2,496,490 shares of Common Stock, par value $0.01 per share, outstanding as of November 7, 2022.

GENERATION INCOME PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets (unaudited)

	As of September 30,	As of December 31,
	2022	2021 (As corrected, see Note 2)

Assets

Investments in real estate
Land	$12,577,544	$9,443,445
Building and site improvements	39,762,696	31,581,864
Tenant improvements	907,382	482,701
Acquired lease intangible assets	4,677,928	3,304,014
Less: accumulated depreciation and amortization	(5,063,422)	(3,512,343)
Net real estate investments	$52,862,128	$41,299,681
Investment in tenancy-in-common	1,204,811	725,082
Cash and cash equivalents	2,587,669	10,589,576
Restricted cash	34,500	34,500
Deferred rent asset	272,183	156,842
Deferred financing costs	66,767	-
Prepaid expenses	226,537	237,592
Accounts receivable	61,950	88,661
Escrow deposits and other assets	238,389	288,782
Right of use asset, net	6,253,975	-
Total Assets	$63,808,909	$53,420,716

Liabilities and Equity

Liabilities
Accounts payable	$104,772	$201,727
Accrued expenses	386,079	134,816
Acquired lease intangible liabilities, net	666,270	577,388
Insurance payable	127,103	33,359
Deferred rent liability	177,011	228,938
Lease liability, net	6,303,232	-
Other payable - related party	2,587,300	-
Mortgage loans, net of unamortized debt issuance costs of $734,477 and $637,693 at September 30, 2022 and December 31, 2021, respectively	35,364,605	28,969,295
Total liabilities	$45,716,372	$30,145,523

Redeemable Non-Controlling Interests	$5,773,636	$9,134,979

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,489,282 and 2,172,950 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	24,892	21,729
Additional paid-in capital	19,506,770	19,051,929
Accumulated deficit	(7,664,430)	(5,403,156)
Total Generation Income Properties, Inc. Stockholders' equity	$11,867,232	$13,670,502

Non-Controlling Interest	$451,669	$469,712
Total equity	$12,318,901	$14,140,214

Total Liabilities and Equity	$63,808,909	$53,420,716

s

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021 (As corrected, see Note 2)	2022	2021 (As corrected, see Note 2)
Revenue
Rental income	$1,473,789	$988,244	$4,034,286	$2,913,322
Other income	296	45,250	837	45,250
Total revenue	$1,474,085	$1,033,494	$4,035,123	$2,958,572

Expenses
General, administrative and organizational costs	$408,570	$181,746	$1,222,986	$621,987
Building expenses	269,781	195,464	848,373	539,739
Depreciation and amortization	561,510	388,141	1,551,079	1,164,838
Interest expense, net	382,440	336,025	1,088,361	1,028,446
Compensation costs	334,992	204,218	925,432	515,030
Total expenses	$1,957,293	$1,305,594	$5,636,231	$3,870,040
Operating loss	(483,208)	(272,100)	(1,601,108)	(911,468)
Income on investment in tenancy-in-common	16,751	4,750	23,841	4,750
Gain on sale of property	-	923,178	-	923,178
Dead deal expense	(45,660)	-	(153,031)	-
Loss on debt extinguishment	-	-	(144,029)	-
Net income (loss)	$(512,117)	$655,828	$(1,874,327)	$16,460
Less: Net income attributable to non-controlling interests	126,803	200,277	386,947	398,781
Net income (loss) attributable to Generation Income Properties, Inc.	$(638,920)	$455,551	$(2,261,274)	$(382,321)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,304,841	939,559	2,251,522	699,395

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(0.28)	$0.48	$(1.00)	$(0.55)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'	Non-Controlling		Redeemable Non-Controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity	Interest
Balance, December 31, 2020 (As corrected, see Note 2)	576,918	$5,770	$5,541,411	$(4,177,142)	$1,370,039	$486,180	$1,856,219	$8,198,251
Common stock issued for services	2,200	22	43,978		44,000	-	44,000	-
Restricted stock unit compensation	3,749	37	49,434		49,471	-	49,471	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	500,000
Distribution on Non-Controlling Interest	-	-	-	-	-	-	-	(150,826)
Dividends paid on common stock	-		(114,373)		(114,373)	-	(114,373)	-
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(467,883)	(467,883)	(4,646)	(472,529)	150,826
Balance, March 31, 2021 (As corrected, see Note 2)	582,867	$5,829	$5,520,450	$(4,645,025)	$881,254	$481,534	$1,362,788	$8,698,251
Restricted stock unit compensation	-	-	50,278	-	50,278	-	50,278	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	950,000
Distribution on Non-Controlling Interest	-	-	-	-	-	(2,748)	(2,748)	(56,400)
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(369,989)	(369,989)	(4,076)	(374,065)	56,400
Balance, June 30, 2021 (As corrected, see Note 2)	582,867	$5,829	$5,570,728	$(5,015,014)	$561,543	$474,710	$1,036,253	$9,648,251
Restricted stock unit compensation	24,833	248	53,639		53,887	-	53,887	-
Non-cash redemption of shares	(112,500)	(1,125)	1,025		(100)	-	(100)	-
Issuance of common stock, net of issuance costs	1,665,000	16,650	13,748,767		13,765,417	-	13,765,417	-
Reclassification of issuance costs					-	-	-	-
Redemption of Redeemable Non-Controlling Interest					-	-	-	(1,200,000)
Issuance of Redeemable Non-Controlling Interest for property acquisition					-	-	-	650,000
Distribution on Non-Controlling Interest					-	(7,898)	(7,898)	(171,221)
Dividends paid on common stock			(116,307)		(116,307)	-	(116,307)	-
Net income for the quarter				455,551	455,551	8,459	464,010	191,818
Balance, September 30, 2021 (As corrected, see Note 2)	2,160,200	$21,602	$19,257,852	$(4,559,463)	$14,719,991	$475,271	$15,195,262	$9,118,848
							-
Balance, December 31, 2021 (As corrected, see Note 2)	2,172,950	$21,729	$19,051,929	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$9,134,979
Restricted stock unit compensation	47,142	471	93,455	-	93,926	-	93,926	-
Stock issuance costs	-	-	(6,091)	-	(6,091)		(6,091)
Cashless exercise of warrants	27,676	277	(277)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	1,109,570
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(115,303)

Dividends paid on common stock	-	-	(334,799)	-	(334,799)	-	(334,799)	-
Net (loss) income for the quarter (As corrected, see Note 2)	-	-	-	(575,476)	(575,476)	(1,120)	(576,596)	131,083
Balance, March 31, 2022 (As corrected, see Note 2)	2,247,768	$22,477	$18,804,217	$(5,978,632)	$12,848,062	$464,654	$13,312,716	$10,260,329
Restricted stock unit compensation	357	4	124,114	-	124,118	-	124,118	-
Cashless exercise of warrants	9,662	96	(96)		-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(406,652)
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(118,556)
Dividends paid on common stock	-	-	(343,254)	-	(343,254)	-	(343,254)	-
Net (loss) income for the quarter				(1,046,878)	(1,046,878)	(4,329)	(1,051,207)	134,510
Balance, June 30, 2022	2,257,787	$22,577	$18,584,981	$(7,025,510)	$11,582,048	$456,387	$12,038,435	$9,869,631
Restricted stock unit compensation	-	-	110,869	-	110,869	-	110,869	-
Cashless exercise of warrants	31,495	315	(315)		-	-	-	-
Common stock issued to redeem Redeemable Non-Controlling Interest	200,000	2,000	1,198,000	-	1,200,000	-	1,200,000	(1,200,000)
Issuance of Other payable - related party for redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(2,912,300)
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(111,278)
Dividends paid on common stock	-	-	(386,765)	-	(386,765)	-	(386,765)	-
Net (loss) income for the quarter				(638,920)	(638,920)	(780)	(639,700)	127,583
Balance, September 30, 2022	2,489,282	$24,892	$19,506,770	$(7,664,430)	$11,867,232	$451,669	$12,318,901	$5,773,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,874,327)	$16,460
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	1,161,214	833,291
Amortization of acquired lease intangible assets	389,865	331,547
Amortization of debt issuance costs	89,364	94,600
Amortization of below market leases	(76,069)	(115,921)
Amortization of above market ground lease	(409)	-
Common stock issued for services	-	33,000
Restricted stock unit compensation	328,913	153,636
Non-cash ground lease expense	50,359	-
Income on investment in tenancy-in-common	(23,841)	(4,750)
Gain on sale of property	-	(923,178)
Dead deal expense	153,031	-
Loss on debt extinguishment	144,029	-
Write-off of deferred financing cost	137,522	-
Changes in operating assets and liabilities
Accounts receivable	26,711	(29,314)
Other assets	(74,607)	(30,275)
Deferred rent asset	(115,341)	(18,773)
Prepaid expenses	(141,976)	(86,487)
Accounts payable	(96,955)	38,176
Accrued expenses	251,263	(116,544)
Lease liability	(1,102)	-
Deferred rent liability	(51,927)	(2,790)
Net cash provided by operating activities	$275,717	$172,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$(12,848,166)	$(3,530,809)
Escrows for purchase of properties	25,000	-
Investment in tenancy-in-common	(455,888)	(712,587)
Proceeds from sale of property	-	5,245,858
Net cash (used in) provided by investing activities	$(13,279,054)	$1,002,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	$-	$14,379,505
Proceeds from issuance of redeemable interest	1,109,570	2,100,000
Redemption of redeemable non-controlling interests	(731,652)	(1,200,000)
Mortgage loan repayments - related party	-	(1,100,000)
Mortgage loan borrowings	17,650,000	2,125,000
Mortgage loan repayments	(11,157,906)	(3,771,333)
Stock issuance costs	(6,091)	-
Deferred financing costs	(204,289)	-
Debt issuance costs	(330,177)	(39,991)
Insurance financing borrowings	288,693	277,059
Insurance financing repayments	(194,949)	(218,832)
Distribution on non-controlling interests	(356,951)	(389,093)
Dividends paid on common stock	(1,064,818)	(230,680)
Net cash provided by financing activities	$5,001,430	$11,931,635

Net increase (decrease) in cash and cash equivalents	$(8,001,907)	$13,106,775
Cash and cash equivalents and restricted cash - beginning of period	10,624,076	1,122,364
Cash and cash equivalents and restricted cash - end of period	$2,622,169	$14,229,139

CASH TRANSACTIONS
Interest Paid	$1,001,505	$938,984
NON-CASH TRANSACTIONS
Stock issued for accrued liabilities	$-	$11,000
Stock issued for cashless exercise of Investor Warrants	688	-
Deferred distribution on redeemable non-controlling interests	48,039	20,597
Lease liability for ground lease related to property acquisition	6,304,334	-
Issuance of Other payable - related party for Redemption of Non-Controlling Interest	2,912,300	-
Common stock issued to redeem non-controlling interest	1,200,000	$-
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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2022 owned 86% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

As of September 30, 2022, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held partial interests in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The Company adopted the calendar year as its basis of reporting. Certain immaterial prior year amounts have been reclassified for consistency with the current period presentation.

Immaterial Correction of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2021, and Quarterly Report on Form 10Q for the quarter ended March 31, 2022, management of the Company identified an error in the application of Accounting Standards Codification (ASC) 480-10, Distinguishing Liabilities from Equity. Specifically, the Company incorrectly classified the partnership interest of GIP Fund 1, LLC in the Operating Partnership as Redeemable Non-Controlling Interests rather than Non-Controlling Interest within Equity. The Company has evaluated the effects of the resulting corrections detailed in the tables below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections. Management has determined the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of December 31, 2021 and 2020, as of and for the three months ended March 31, 2022 and 2021, as of and for the three and six months ended June 30, 2021, and as of and for the three and nine months ended September 30, 2021. The financial statement line items impacted by this error have been corrected and the impact of the error will be corrected prospectively in the Company’s subsequent quarterly and annual filings. The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.

Condensed Balance Sheets

	As of December 31,		As of December 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Total Assets	$53,420,716	$-	$53,420,716

Liabilities and Equity
Total liabilities	$30,145,523	$-	$30,145,523

Redeemable Non-Controlling Interests	$9,621,159	$(486,180)	$9,134,979

Accumulated Deficit	$(5,419,624)	$16,468	$(5,403,156)

Stockholders' Equity	$13,654,034	$16,468	$13,670,502
Non-Controlling Interest	$-	$469,712	$469,712
Total Equity	$13,654,034	$486,180	$14,140,214
Total Liabilities and Equity	$53,420,716	$-	$53,420,716

	As of March 31,		As of March 31,
	2022		2022
	As Reported	Adjustment	As Corrected
Total Assets	$66,570,918	$-	$66,570,918

Liabilities and Equity
Total liabilities	$42,997,873	$-	$42,997,873

Redeemable Non-Controlling Interests	$10,746,509	$(486,180)	$10,260,329

Accumulated Deficit	$(6,000,158)	$21,526	$(5,978,632)

Stockholders' Equity	$12,826,536	$21,526	$12,848,062
Non-Controlling Interest	$-	$464,654	$464,654
Total Equity	$12,826,536	$486,180	$13,312,716
Total Liabilities and Equity	$66,570,918	$-	$66,570,918

Condensed Income Statements

	Three Months ended June 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$988,190	$-	$988,190
Total expenses	1,305,855	-	1,305,855
Operating loss	$(317,665)	$-	$(317,665)
Net loss	$(317,665)	$-	$(317,665)
Less: Net income attributable to non-controlling interests	59,148	(6,824)	52,324
Net income (loss) attributable to Generation Income Properties, Inc.	$(376,813)	$6,824	$(369,989)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	582,867	582,867	582,867

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(0.65)	$0.02	$(0.63)

	Six Months ended June 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$1,925,078	$-	$1,925,078
Total expenses	2,564,446	-	2,564,446
Operating loss	$(639,368)	$-	$(639,368)
Net loss	$(639,368)	$-	$(639,368)
Less: Net income attributable to non-controlling interests	209,974	(11,470)	198,504
Net income (loss) attributable to Generation Income Properties, Inc.	$(849,342)	$11,470	$(837,872)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	581,264	581,264	581,264

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(1.46)	$0.02	$(1.44)

	Three Months ended September 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$1,033,494	$-	$1,033,494
Total expenses	1,305,594	-	1,305,594
Operating loss	$(272,100)	$-	$(272,100)
Net income	$655,828	$-	$655,828
Less: Net income attributable to non-controlling interests	199,716	561	200,277
Net income (loss) attributable to Generation Income Properties, Inc.	$456,112	$(561)	$455,551

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	939,559	939,559	939,559

Basic & Diluted Income Per Share Attributable to Common Stockholders	$0.49	$(0.01)	$0.48

	Nine Months ended September 30, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$2,958,572	$-	$2,958,572
Total expenses	3,870,040	-	3,870,040
Operating loss	$(911,468)	$-	$(911,468)
Net income	$16,460	$-	$16,460
Less: Net income attributable to non-controlling interests	409,690	(10,909)	398,781
Net income (loss) attributable to Generation Income Properties, Inc.	$(393,230)	$10,909	$(382,321)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	699,395	699,395	699,395

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(0.56)	$0.01	$(0.55)

	Twelve Months ended December 31, 2021
	As Reported	Adjustment	As Corrected
Total revenue	$3,900,096	$-	$3,900,096
Total expenses	5,548,202	-	5,548,202
Operating loss	$(1,648,106)	$-	$(1,648,106)
Net loss	$(712,433)	$-	$(712,433)
Less: Net income attributable to non-controlling interests	530,049	(16,468)	513,581
Net income (loss) attributable to Generation Income Properties, Inc.	$(1,242,482)	$16,468	$(1,226,014)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	1,067,599	1,067,599	1,067,599

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(1.16)	$0.01	$(1.15)

	Three Months ended March 31, 2022
	As Reported	Adjustment	As Corrected
Total revenue	$1,181,935	$-	$1,181,935
Total expenses	1,636,000	-	1,636,000
Operating loss	$(454,065)	$-	$(454,065)
Net loss	$(445,513)	$-	$(445,513)
Less: Net income attributable to non-controlling interests	135,021	(5,058)	129,963
Net income (loss) attributable to Generation Income Properties, Inc.	$(580,534)	$5,058	$(575,476)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,196,056	2,196,056	2,196,056

Basic & Diluted Income (Loss) Per Share Attributable to Common Stockholders	$(0.26)	$0.00	$(0.26)

Condensed Statements of Equity

	As of December 31,		As of December 31,
	2020		2020
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$8,684,431	$(486,180)	$8,198,251

Accumulated Deficit	(4,177,142)	-	(4,177,142)

Stockholders' Equity	$1,370,039	$-	$1,370,039
Non-Controlling Interest	-	486,180	$486,180
Total Equity	$1,370,039	$486,180	$1,856,219

	As of March 31,		As of March 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$8,684,431	$(486,180)	$8,198,251

Accumulated Deficit	(4,649,671)	4,646	(4,645,025)

Stockholders' Equity	$876,608	$4,646	$881,254
Non-Controlling Interest	-	481,534	$481,534
Total Equity	$876,608	$486,180	$1,362,788

	As of June 30,		As of June 30,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$10,134,431	$(486,180)	$9,648,251

Accumulated Deficit	(5,026,484)	11,470	(5,015,014)

Stockholders' Equity	$550,073	$11,470	$561,543
Non-Controlling Interest	-	474,710	$474,710
Total Equity	$550,073	$486,180	$1,036,253

	As of September 30,		As of September 30,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$9,605,028	$(486,180)	$9,118,848

Accumulated Deficit	(4,570,372)	10,909	(4,559,463)

Stockholders' Equity	$14,709,082	$10,909	$14,719,991
Non-Controlling Interest	-	475,271	$475,271

Total Equity	$14,709,082	$486,180	$15,195,262

	As of December 31,		As of December 31,
	2021		2021
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$9,621,159	$(486,180)	$9,134,979

Accumulated Deficit	(5,419,624)	16,468	(5,403,156)

Stockholders' Equity	$13,654,034	$16,468	$13,670,502
Non-Controlling Interest	-	469,712	$469,712
Total Equity	$13,654,034	$486,180	$14,140,214

	As of March 31,		As of March 31,
	2022		2022
	As Reported	Adjustment	As Corrected
Redeemable Non-Controlling Interest	$10,746,509	$(486,180)	$10,260,329

Accumulated Deficit	(6,000,158)	21,526	(5,978,632)

Stockholders' Equity	$12,826,536	$21,526	$12,848,062
Non-Controlling Interest	-	464,654	$464,654
Total Equity	$12,826,536	$486,180	$13,312,716

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

	As of September 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$2,587,669	$10,589,576
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$2,622,169	$10,624,076

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes approximately $158,000 and $188,000 of prepaid rent as of September 30, 2022 and December 31, 2021, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded for the nine months ended September 30, 2022 and 2021.

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

Under ASC 842, the Company recognizes a Lease liability on its Consolidated Balance Sheets for its ground lease and corresponding Right of use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the Lease liability and resulting Right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the Lease liability.

Income Taxes

The Company has elected to operate and be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code (“Code”), commencing with the Company's taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders.

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

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options and restricted stock units if their effect is anti-dilutive. As of the nine months ended September 30, 2022 and 2021, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the nine months ended September 30, 2022 and 2021.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's Investment in tenancy-in-common during the nine months ended September 30, 2022 and 2021.

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

The following table details the properties acquired during the three and nine months ended September 30, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,217,395	700,859	6,175,908	8,094,162
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,239,286	$2,277,455	$7,506,247	$13,022,988
Right of use asset	-	-	6,304,334	6,304,334
Less: Acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Less: Lease liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,219,422	$2,263,958	$7,374,248	$12,857,628

On February 11, 2021, the Company acquired an approximately 7,500 square foot single tenant office property leased to the General Services Administration located in Manteo, North Carolina. The acquisition was financed with the issuance of a redeemable non-controlling interest of $500,000 and debt of $1,275,000.

On April 21, 2021, the Company acquired an approximately 7,800 square foot single tenant office property leased to Irby Construction located in Plant City, Florida. The acquisition was financed with the issuance of a redeemable non-controlling interest of $950,000 and debt of $850,000.

The following table details the properties acquired during the three and nine months ended September 30, 2021:

	GSA-Manteo, NC	Irby Construction-Plant City, FL	Total
Land	$341,949	$1,212,213	$1,554,162
Building and site improvements	1,807,066	423,611	2,230,677
Acquired lease intangible assets	100,379	121,509	221,888
Total real estate investments	2,249,394	1,757,333	4,006,727
Less Acquired lease intangible liabilities	(511,620)	-	(511,620)
Total real estate investments, net	$1,737,774	$1,757,333	$3,495,107

Note 4 – Acquired Lease Intangible Assets, net

Acquired Lease Intangible Assets, net is comprised of the following:

	As of September 30,	As of December 31,
	2022	2021
Acquired lease intangible assets	$4,677,928	$3,304,014
Accumulated amortization	(1,384,722)	(994,857)
Acquired lease intangible assets, net	$3,293,206	$2,309,157

The future amortization for Acquired Lease Intangible Assets, net for subsequent years ending December 31 is listed below:

As of September 30,
2022
2022 (3 months remaining)	$137,672
2023	542,954
2024	542,954
2025	509,815
2026	489,884
Thereafter	1,069,927
$3,293,206

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired Lease Intangible Liabilities, net is comprised of the following:

	As of September 30,	As of December 31,
	2022	2021
Acquired lessor lease intangible liabilities	$965,216	$845,063
Accumulated accretion to Rental income	(343,744)	(267,675)
Acquired lessor lease intangible liabilities, net	$621,472	$577,388

Acquired lessee lease intangible liabilities	$45,207	$-
Accumulated amortization to offset Building expenses	(409)	-
Acquired lessee lease intangible liabilities, net	$44,798	$-

The future amortization for Acquired Lessor Lease Intangible Liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2022
2022 (3 months remaining)	$26,297
2023	105,188
2024	105,188
2025	105,188
2026	93,907
Thereafter	185,704
$621,472

The future amortization for Acquired Lessee Lease Intangible Liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2022
2022 (3 months remaining)	$183
2023	732
2024	732
2025	732
2026	732
Thereafter	41,687
$44,798

Note 6 – Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $218,777 for the nine months ended September 30, 2022. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Lease liability, net was $130,738 for the nine months ended September 30, 2022.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease Liability as of September 30, 2022 and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets as of September 30, 2022.

As of September 30,
2022
2022 (3 months remaining)	$58,175
2023	232,701
2024	244,077
2025	245,111
2026	245,111
Thereafter	22,065,755
Total undiscounted liability	$23,090,930
Present value discount	(16,787,698)
Lease liability	$6,303,232
Discount rate	4.58%
Term	62 years

Note 7 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

As part of the Company’s acquisition of a building for approximately $4,578,800 in Cocoa, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on September 11, 2019 pursuant to which the Company’s subsidiary received a capital contribution of $1,200,000. Pursuant to the agreement, the Company was required to pay the preferred equity member a 10% internal rate of return (“IRR”) on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership was the general manager of the subsidiary while Brown Family Trust was a preferred member. Because of the redemption right, the non-controlling interest was presented as temporary equity at redemption value. The Company redeemed the Brown Family Trust $1,200,000 Redeemable Non-Controlling Interest upon the sale of the property in August 2021.

As part of the Company’s acquisition of a building for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. Pursuant to the agreement, the Company will pay the preferred equity member a 9% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership is the general manager of the subsidiary while Brown Family Trust is a preferred member. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is $500,000. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s acquisition of a building for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Irby Prop Partners on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $995,600. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s investment in a tenant in common entity for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company will pay the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value. The current redemption amount is approximately $672,900. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

Each of the preferred members described above may redeem their interest on or after the Redemption date (second year anniversary of the Closing), at the discretion of such preferred member, as applicable, all or a portion thereof, of such preferred member’s pro-rata share of the Redemption Price in the form of membership units of the Operating Partnership (“GIPLP Units”). Such GIPLP Units shall be subject to all such restrictions, such as with respect to transferability, as reasonably imposed by GIPLP. The number of GIPLP Units issued to any preferred member shall be determined by dividing the total amount of the Redemption Price that such preferred member shall receive in GIPLP Units by a 15% discount of the average 30-day market price of Generation Income Properties, Inc. Units shall then be convertible into common stock of Generation Income Properties, Inc. on a 1:1 basis in accordance with the Partnership Agreement of the Operating Partnership.

As part of the Company’s acquisition of two buildings for approximately $19,134,400 on September 30, 2019 in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units now are directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allow for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166.3 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166.3 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit under the Operating Partnership’s Contribution and Subscription Agreement, dated July 16, 2019, and the Contribution and Subscription Agreement, dated June 19, 2019. Such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded a Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and made the first installment payment of $325,000 on September 13, 2022. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital. See Note 8 - Equity for further detail.

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

Following these transactions as of September 30, 2022, the Company owned 86% of the common units in the Operating Partnership and outside investors owned 14%.

The following table reflects the Company's Redeemable Non-Controlling Interests and Non-Controlling Interest during the nine months ended September 30, 2022:

	Brown Family Trust	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2021 (As corrected, see Note 2)	$500,000	$976,756	$659,972	$-	$6,998,251	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	1,109,570	-
Distribution on Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(15,269)	(56,686)	(115,303)	(3,938)
Net income (loss) for the quarter (As corrected, see Note 2)	11,260	28,370	19,498	15,269	56,686	131,083	(1,120)
Balance, March 31, 2022 (As corrected, see Note 2)	$500,000	$986,125	$666,383	$1,109,570	$6,998,251	$10,260,329	$464,654
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	(406,652)	(406,652)	-
Distribution on Non-Controlling Interest	(11,260)	(19,000)	(13,086)	(17,975)	(57,235)	(118,556)	(3,938)
Net income (loss) for the quarter	11,260	28,471	19,569	17,975	57,235	134,510	(4,329)
Balance, June 30, 2022	$500,000	$995,596	$672,866	$1,109,570	$6,591,599	$9,869,631	$456,387
Issuance of Other payable - related party for Redemption of Non-Controlling Interest	-	-	-	-	(2,912,300)	(2,912,300)	-
Common stock issued to redeem non-controlling interest	-	-	-	-	(1,200,000)	(1,200,000)	-
Distribution on Non-Controlling Interest	(11,260)	(19,134)	(13,086)	(17,975)	(49,823)	(111,278)	(3,938)
Net income (loss) for the quarter	11,260	28,815	19,710	17,975	49,823	127,583	(780)
Balance, September 30, 2022	$500,000	$1,005,277	$679,490	$1,109,570	$2,479,299	$5,773,636	$451,669

The following table reflects the Company's Redeemable Non-Controlling Interests and Non-Controlling Interest during the nine months ended September 30, 2021:

	Brown Family Trust	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2020 (As corrected, see Note 2)	$1,200,000	$-	$-	$-	$6,998,251	$8,198,251	$486,180
Issuance of Redeemable Operating Partnership Units for property acquisition	500,000	-	-	-	-	500,000	-
Distribution on Non-Controlling Interest	(37,104)	-	-	-	(113,722)	(150,826)	-
Net income (loss) for the quarter (As corrected, see Note 2)	37,104	-	-	-	113,722	150,826	(4,646)

Balance, March 31, 2021 (As corrected, see Note 2)	$1,700,000	$-	$-	$-	$6,998,251	$8,698,251	$481,534
Issuance of Redeemable Operating Partnership Units for property acquisition	-	950,000	-	-	-	950,000	-
Distribution on Non-Controlling Interest	(41,125)	(15,275)	-	-	-	(56,400)	(2,748)
Net income (loss) for the quarter (As corrected, see Note 2)	41,125	15,275	-	-	-	56,400	(4,076)
Balance, June 30, 2021 (As corrected, see Note 2)	$1,700,000	$950,000	$-	$-	$6,998,251	$9,648,251	$474,710
Redemption of Redeemable Non-Controlling Interest for property disposal	(1,200,000)	-	-	-	-	(1,200,000)	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	650,000	-	-	650,000	-
Distribution on Non-Controlling Interest	(31,399)	(19,081)	(6,838)	-	(113,903)	(171,221)	(7,898)
Net income for the quarter	31,399	36,259	10,257	-	113,903	191,818	8,459
Balance, September 30, 2021 (As corrected, see Note 2)	500,000	967,178	653,419	-	6,998,251	9,118,848	475,271

Note 8 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 of undesignated preferred stock. No preferred shares have been issued as of the date of this report. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

Equity Issuances

On April 25, 2019, the Company raised $1,000,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock and one warrant to purchase one share of its common stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s common stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of common stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

On November 13, 2020, the Company raised $1,000,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock and one warrant to purchase one share of its common stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s common stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of common stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

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

On September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement as discussed in Note 7 - Non-Controlling Interests, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

During the nine months ended September 30, 2022, the Company expensed approximately $138,000 of stock issuance costs originally recorded to Deferred Financing Costs for professional fees incurred for filings no longer intended.

Warrants

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the nine months ended September 30, 2022, 688,330 Investor Warrants were exercised on a cashless basis resulting in the issuance of 68,833 shares of common stock.

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

The Company has 1,226,520 warrants outstanding and exercisable as of September 30, 2022, subject to certain circumstances, and which will expire five to seven years from the date of issuance, as follows.

As of September 30,
Issue Date	2022
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	811,670
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
1,226,520

The following is a summary of warrants outstanding as of September 30, 2022 and December 31, 2021:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Issuances	-	-	-
Exercised	(688,330)	10.00	-
As of September 30, 2022	1,226,520	$11.12	4.0

Warrants exercisable	$1,226,520	$11.12	4.0

There was no intrinsic value for the warrants as of September 30, 2022 or December 31, 2021.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of September 30, 2022, 76,449 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the nine months ended September 30, 2022 and 2021:

	2022	2021
Number of Shares Outstanding	23,167	14,582
Restricted Shares Issued	47,499	14,000
Restricted Shares Vested	(10,500)	(3,749)
Number of Shares Outstanding	60,166	24,833

The Company recorded stock based compensation expense of $328,913 and $186,636 during the nine months ended September 30, 2022 and 2021, respectively.

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

The following is a summary of distributions to common shareholders and Operating Partnership unit holders for the nine months ended September 30, 2022 and 2021:

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

Note 9 – Leases

Future Minimum Rents

During the nine months ended September 30, 2022 and 2021, the Company had four tenants that each account for more than 10% of its rental revenue as indicated below:

	2022	2021
General Services Administration - Norfolk, VA & Manteo, NC	21%	25%
PRA Holdings, Inc. - Norfolk, VA	15%	20%
Pratt & Whitney Automation, Inc. - Huntsville, AL	14%	17%
Kohl's Corporation - Tucson, AZ	16%	<10%
Maersk Line, Limited - Norfolk, VA	<10%	10%

The following table presents future minimum rental cash payments due to the Company over the next five years and thereafter as of September 30, 2022:

As of September 30,
2022
2022 (3 months remaining)	1,267,833
2023	4,706,826
2024	4,775,024
2025	4,635,711
2026	4,513,724
Thereafter	9,130,039
29,029,157

Note 10 – Mortgage Loans

On April 1, 2022, the Company entered into two loan agreements with an aggregate balance of $13.5 million as of September 30, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties, and one loan in the amount of $2.1 million on the property held in the tenant in common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the nine months ended September 30, 2022, the Company incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on these mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

The Company had the following promissory notes outstanding as of September 30, 2022 and December 31, 2021, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	September 30, 2022	December 31, 2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	*	4.17%		3/6/2030	$11,006,980	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,635,592	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,769,846	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	***	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728		3.85%	**	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728		3.85%	**	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644		3.85%	**	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108		3.85%	**	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047		3.85%	**	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745		3.85%	**	3/31/2032	3,964,745	-	1.50
	$37,450,913					$36,099,082	$29,606,988
					Less Debt Issuance Costs	(734,477)	(637,693)
						$35,364,605	$28,969,295

*Loan subject to prepayment penalty

**Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

***Fixed via interest rate swap

The Company amortized debt issuance costs during the nine months ended September 30, 2022 and 2021 to interest expense of approximately $89,364 and $94,600, respectively. The Company paid debt issuance costs for the nine months ended September 30, 2022 and 2021 of approximately $330,177 and $39,991, respectively.

Each promissory note requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one promissory note, encumbered by six properties, requires the Company to maintain a 54% loan to value ratio. As of September 30, 2022, the Company was in compliance with all covenants.

The Company’s President has personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”) with an aggregate principal amount of $12,405,438. The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.50%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 as of September 30, 2022 are as follows:

As of September 30,
2022
2022 (3 months remaining)	$205,203
2023	785,524
2024	12,427,090
2025	546,280
2026	568,513
Thereafter	21,566,472
$36,099,082

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank (the “Lender”), by entering into a new commitment letter, to increase the available Borrowings under the Facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the

Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per annum. All other terms under the prior commitment letters remained materially the same. As of September 30, 2022 the Company did not have an outstanding balance on the Facility and as of December 31, 2021 the Company had borrowed approximately $2.4 million, respectively, under the Facility.

Note 11 – Related Party

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the CEO. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in Generation Income Properties LP valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the CEO’s ownership to 0.09% as of September 30, 2022.

As disclosed previously in Note 7 - Non-Controlling Interests, on August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded a Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first installment payment of $325,000 on September 13, 2022. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

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

On April 1, 2022, the TIC refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of September 30, 2022, the Company was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,888 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. The Rockford, IL property was accounted for under the equity method and as of September 30, 2022 it had a value of $1,204,811.

The condensed income statements for the three and nine months ended September 30, 2022 are as follows:

	Three Months ended September 30,		Three Months ended June 30,		Three Months ended March 31,		Nine Months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenue	$93,139	$48,757	$93,139	$-	$93,139	$-	$279,417	$48,757
Total expenses	$62,581	$35,862	$64,213	$-	$69,924	$-	$196,718	$35,862
Operating income	30,558	12,895	28,926	-	23,215	-	82,699	12,895
Loss on debt extinguishment	-	-	(31,851)	-	-	-	(31,851)	-
Net income	$30,558	$12,895	$(2,925)	$-	$23,215	$-	$50,848	$12,895
GIP, LP's Share	$16,751	$4,750	$(1,462)	$-	$8,552	$-	$23,841	$4,750

The condensed balance sheets of the tenant in common investment as of September 30, 2022 and December 31, 2021, respectively, are as follows:

	As of September 30,	As of June 30,	As of December 31,
	2022	2022	2021

Net real estate investments	$4,532,624	$4,562,129	$4,621,135
Deferred rent asset	6,851	5,270	2,108
Prepaid expenses	858	1,492	522
Due from tenant-in-common	245,579	237,956	47,350
Total Assets	$4,785,912	$4,806,847	$4,671,115

Accounts payable (including related party) and accrued expenses	$262,214	$270,343	$19,292
Prepaid rent	29,900	-	-
Acquired lease intangible liabilities, net	37,419	39,277	42,993
Mortgage loan, net of unamortized debt issuance costs	2,087,794	2,087,466	2,677,446
Total Liabilities	$2,417,327	$2,397,086	$2,739,731

GIP, LP	$1,204,811	$1,188,061	$725,082
SUNNY RIDGE MHP, LLC	1,163,774	1,221,700	1,206,302
Total Tenant in Common Equity	$2,368,585	$2,409,761	$1,931,384
Total Liabilities and Tenant in Common Equity	$4,785,912	$4,806,847	$4,671,115

Note 13 – Subsequent Events

On October 3, 2022, the Company announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of October 15, 2022, November 15, 2022, and December 15, 2022. October distributions were paid on October 29, 2022 and we expect to pay November and December distributions on or about November 30, 2022 and December 30, 2022, respectively. The Operating Partnership common unit holders received the same distribution.

Subsequent to September 30, 2022 but before the filing of this Quarterly Report on Form 10-Q, 69,180 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 6,918 shares of common stock were issued upon exercise.

On October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a related party, for $1.5 million that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2022 owned 86% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of September 30, 2022 (excluding our Tenant in Common Property unless otherwise noted):

•
Creditworthy Tenants. Approximately 85% of our portfolio’s annualized base rent ("ABR") as of September 30, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt and Whitney, and Kohl’s, all who have an ‘BB+’ credit rating or better from S&P Global Ratings and contributed approximately 66% of our portfolio’s annualized base rent.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of September 30, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.70.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

As of September 30, 2022, we own the following twelve assets (excluding our Tenant in Common property):

•
A single tenant retail condo (approximately 3,000 square feet) located at 3707-3711 14th Street, NW, Washington, D.C. that is leased to 7-Eleven Corporation.
•
A single tenant retail stand-alone property (approximately 2,200 square feet) located in Tampa, Florida with a corporate Starbucks Coffee as the tenant.
•
A single tenant industrial building (approximately 59,100 square feet) located in Huntsville, Alabama leased to the Pratt & Whitney Automation, Inc.
•
A two-tenant office building (approximately 72,100 square feet) in Norfolk, Virginia occupied by the United States General Services Administration and Maersk Line, Limited, an international shipping company, as tenants.
•
A single tenant office building (approximately 34,800 square feet) in Norfolk, Virginia that is leased to PRA Holdings Inc.
•
A single tenant retail building (approximately 3,500 square feet) leased to The Sherwin-Williams Company and located in Tampa, Florida.

•
A single tenant office building (approximately 7,500 square feet) leased to the General Services Administration and located in Manteo, North Carolina.
•
A single tenant office building (approximately 7,800 square feet) leased to Irby Construction Company, a wholly owned subsidiary of Quanta Services Inc. and located in Plant City, Florida.
•
A single tenant retail building (approximately 30,700 square feet) leased to Best Buy (NYSE: BBY) and located in Boulder Springs, Colorado.
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

We also own a 50% tenancy in common interest in one property:

•
A single tenant retail building (approximately 15,300 square feet) leased to La-Z-Boy Company located in Rockford, Illinois.

The table below presents an overview of the twelve properties in our portfolio as of September 30, 2022:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	3.5	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	5.4	4 x 5	Yes	182,500	$82.95
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(6)	A-	6.3	2 x 5	Yes	684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	6.0	N/A	Yes	926,923	$18.57
Office	Norfolk, VA	22,247	Maersk Shipping	BBB	0.3	1 x 5 (5)	N/A	386,795	$17.39
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	4.9	1 x 5	Yes	765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	5.8	5 x 5	Yes	120,750	$34.50
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	6.4	1 x 5	Yes	161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	2.3	2 x 5	Yes	160,437	$20.50
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	4.5	1 x 5	Yes	353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	4.1	2 x 5	Yes	224,414	$20.50
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	4.4	2 x 5	Yes	148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	7.3	7 x 5	Yes	823,963	$9.32
Consolidated Properties		322,854						$5,068,341	$15.70
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	NR	5.1	4 x 5	Yes	360,100	$23.55
All Properties		338,142						5,428,441	$16.05

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash rental income in place as of September 30, 2022. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenant in common investment.
(5)
Tenant did not exercise the renewal option as of the required exercise date of April 1, 2022.
(6)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions.

Distributions

From inception through September 30, 2022, we have distributed approximately $2,363,658 to common stockholders.

Recent Developments

None

Results of Operations

Operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

Revenue

During the three months ended September 30, 2022, total revenue from operations was $1,474,085 as compared to $1,033,494 for the three months ended September 30, 2021. Revenue increased $440,991 from the acquisition of four additional properties partially offset by the revenue generated from one property sold in August 2021.

Expenses

During the three months ended September 30, 2022, we incurred total expenses of $1,957,293 as compared to $1,305,594 for the three months ended September 30, 2021. Operating expenses increased by $651,699 as follows:

	Three months ended September 30,
	2022	2021	Change
General, administrative and organizational costs	$408,570	$181,746	$226,824
Building expenses	269,781	195,464	74,317
Depreciation and amortization	561,510	388,141	173,369
Interest expense, net	382,440	336,025	46,415
Compensation costs	334,992	204,218	130,774
Total expenses	$1,957,293	$1,305,594	$651,699
•
General, administrative and organizational costs increased by $226,824 due to an increase in legal and audit expense, an increase in corporate filing fees incurred for the Company's first annual report and shareholders' meeting, an increase in insurance expense, and an increase in investor relations expense offset by a decrease in consulting services.
•
Building expenses increased by $74,317 due to an increase in tenant reimbursable expenses incurred by the Company on behalf of tenants from the acquisition of four additional properties. Reimbursement revenues included in Rental income offset this Building expense.
•
Depreciation and amortization increased by $173,369 from the acquisition of four additional properties offset in part by the expense incurred by one property sold in August 2021.
•
Interest expense, net increased by $46,415 due to interest on the mortgage loans from the four additional properties offset by the reduction in interest expense due from the mortgage loans refinanced or adjusted to a lower interest rate which is further offset in part by the interest expense from the mortgage loan associated with the one property sold in August 2021.
•
Compensation costs increased by $130,774 primarily due to an increase in restricted stock unit compensation expense related to additional stock granted in addition to an increase in salary expense.

Income Tax Benefit

We did not record an income tax benefit for the three months ended September 30, 2022 and 2021 because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Income on investment in tenancy-in-common

During the three months ended September 30, 2022, our share of earnings on our investment in tenancy in common acquired in August 2021 and accounted for under the equity method generated income of $16,751.

Gain on sale of property

On August 31, 2021 we sold our 15,000-square-foot, single tenant Walgreens in Cocoa, Florida purchased in September 2019 for total net consideration of approximately $5.2 million and recognized a gain on the sale of $923,178.

Other expenses

During the three months ended September 30, 2022, we incurred $45,660 in dead deal expense related to acquisition costs incurred from properties we are no longer pursuing for acquisition.

Net Loss

During the three months ended September 30, 2022 and 2021, we generated a net loss of $512,117 and net income of $655,828, respectively.

Net Income Attributable to Non-Controlling Interests

During the three months ended September 30, 2022 and 2021, net income attributable to non-controlling interest was $126,803 and $200,277, respectively. The variance is attributable to an increase from additional redeemable non-controlling interests issued to finance the acquisition of properties in 2021 and 2022 offset by a decrease in the redeemable non-controlling interest for the property sold in August 2021 in addition to the redemption of additional non-controlling interests.

Net Loss Attributable to Shareholders

During the three months ended September 30, 2022 and 2021, we generated a net loss attributable to our shareholders of $638,920 and net income of $455,551, respectively.

Operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue

During the nine months ended September 30, 2022 total revenue from operations was $4,035,123 as compared to $2,958,572 for the nine months ended September 30, 2021. Revenue increased $1,076,551 from the acquisition of five additional properties partially offset by the revenue generated from one property sold in August 2021.

Expenses

During the nine months ended September 30, 2022, we incurred total expenses of $5,636,231 as compared to $3,870,040 for the nine months ended September 30, 2021. Operating expenses increased by $1,766,191 as follows:

	Nine months ended September 30,
	2022	2021	Change
General, administrative and organizational costs	$1,222,986	$621,987	$600,999
Building expenses	848,373	539,739	308,634
Depreciation and amortization	1,551,079	1,164,838	386,241
Interest expense, net	1,088,361	1,028,446	59,915
Compensation costs	925,432	515,030	410,402
Total expenses	$5,636,231	$3,870,040	$1,766,191
•
General, administrative and organizational costs increased by $600,999 due to an increase in legal and audit expense, an increase in corporate filing fees incurred for the Company's first annual report and shareholders' meeting, an increase in insurance expense, and an increase in investor relations expense offset by a decrease in consulting services.
•
Building expenses increased by $308,634 due to an increase in tenant reimbursable expenses incurred by the Company on behalf of tenants from the acquisition of five additional properties. Reimbursement revenues included in Rental income offset this Building expense.
•
Depreciation and amortization increased by $386,241 from the acquisition of five additional properties offset in part by the expense incurred by one property sold in August 2021.
•
Interest expense, net increased by $59,915 due to interest on the mortgage loans from the five additional properties offset by the reduction in interest expense due from the mortgage loans refinanced or adjusted to a lower interest rate which is further offset in part by the interest expense from the mortgage loan associated with the one property sold in August 2021.
•
Compensation costs increased by $410,402 due to an increase in restricted stock unit compensation expense related to additional stock granted in addition to an increase in salary expense.

Income Tax Benefit

We did not record an income tax benefit for the nine months ended September 30, 2022 and 2021 because we have been in a cumulative net loss situation since inception and have recorded a valuation allowance to offset any tax benefits generated by the cumulative operating losses.

Income on investment in tenancy-in-common

During the nine months ended September 30, 2022, our share of earnings on our investment in tenancy in common acquired in August 2021 and accounted for under the equity method generated income of $23,841.

Other expenses:

•
During the nine months ended September 30, 2022, we incurred $153,031 in dead deal expense related to acquisition costs incurred in from properties we are no longer pursuing for acquisition.
•
During the nine months ended September 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on refinanced mortgage loans that in addition to a prepayment penalty incurred of $21,000.

Net Loss

During the nine months ended September 30, 2022 and 2021, we generated a net loss of $1,874,327 and net income of $16,460, respectively.

Net Income Attributable to Non-Controlling Interests

During the nine months ended September 30, 2022 and 2021, net income attributable to non-controlling interest was $386,947 and $398,781, respectively. The variance is attributable to an increase from additional redeemable non-controlling interests issued to finance the acquisition of properties in 2021 and 2022 offset by a decrease in the redeemable non-controlling interest for the property sold in August 2021 in addition to the redemption of additional non-controlling interests.

Net Loss Attributable to Shareholders

During the nine months ended September 30, 2022 and 2021 we generated a net loss attributable to our shareholders of $2,261,274 and $382,321, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of September 30, 2022, we had total cash (unrestricted and restricted) of $2,622,169, properties with a gross cost basis of $56,915,127 and outstanding debt with a principal balance of $36,099,082.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for the $25 million master credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum. At each loan closing under the Facility, the borrower shall pay the Lender a commitment fee equal to 0.50% of the applicable loan amount. Each loan will have an interest-only payment term for twenty-four months from the applicable loan closing date and all interest and principal outstanding shall be due and payable in full two years from the applicable loan closing date. Each loan will be secured by the real estate property acquired and the associated rental income and payment will be guaranteed by the Operating Partnership. The Company’s CEO will be required to execute a non-recourse guarantee in connection with each loan that is subject to standard “bad-boy” carve out provisions. Each loan agreement under the Facility will require the borrower to maintain a debt service coverage ratio of not less than 1.50 to 1.00 over the term of the loan and will contain customary affirmative covenants, negative covenants and events of default. Should any event of default occur, the loan commitments under the Facility may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. All loans under the Facility must close by October 26, 2023. The Facility is voidable at the option of the Lender in specified circumstances, including a material adverse change in the Company’s financial condition and upon any changes in management of the Company that are unacceptable to the Lender. On May 9, 2022, the Operating Partnership amended the current Commitment Letter with the Lender, by entering into a new Commitment Letter, to increase the available Borrowings under the Facility from $25 million to $50 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October

2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per annum. All other terms under the prior commitment letters remained materially the same. As of September 30, 2022 the Company did not have an outstanding balance on the Facility, compared to an outstanding balance of approximately $2.4 million as of December 31, 2021 under the Facility.

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

As of September 30, 2022 and December 31, 2021, we had total current liabilities which consists of accounts payable, accrued expenses, insurance payable of $560,073 and $369,902, respectively. The decrease is primarily attributable to the $203,326 accrued expense for an Operating Partnership unit redemption paid in July.

On April 1, 2022, the Company entered into two loan agreements with an aggregate balance of $13.5 million as of September 30, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties, and one loan in the amount of $2.1 million on the property held in the tenant in common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

The Company had the following promissory notes outstanding as of September 30, 2022 and December 31, 2021, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	September 30, 2022	December 31, 2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	*	4.17%		3/6/2030	$11,006,980	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,635,592	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,769,846	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	***	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728		3.85%	**	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728		3.85%	**	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644		3.85%	**	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108		3.85%	**	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047		3.85%	**	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745		3.85%	**	3/31/2032	3,964,745	-	1.50
	$37,450,913					$36,099,082	$29,606,988
					Less Debt Issuance Costs	(734,477)	(637,693)
						$35,364,605	$28,969,295

*Loan subject to prepayment penalty

**Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

***Fixed via interest rate swap

Each promissory note requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one promissory note, encumbered by six properties, requires the Company to maintain a 54% loan to value ratio. As of September 30, 2022, we were in compliance with all covenants.

The Company’s President has personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's

Sherwin-Williams - Tampa, Florida property. In addition, the Company’s President has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the Norfolk, Virginia property loans (the “Bayport loans”) with an aggregate principal amount of $12,405,438. The Company modified the Bayport loans in March 2021 for no fees and reduced the associated interest rate from 4.25% to 3.50%. The Company determined that the debt modification was not substantial under ASC 470-50.

Minimum required principal payments on the Company’s debt as of September 30, 2022 are as follows:

As of September 30,
2022
2022 (3 months remaining)	$205,203
2023	785,524
2024	12,427,090
2025	546,280
2026	568,513
Thereafter	21,566,472
$36,099,082

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

Cash from Operating Activities

Net cash provided by operating activities was $275,717 and $172,678 for the nine months ended September 30, 2022 and 2021, respectively.

Cash from Investing Activities

Net cash used in and provided by investing activities was $13,279,054 and $1,002,462 during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities is primarily due to an increase in acquisition activity of $9,317,357 for the purchase of three additional properties as compared to $5,245,858 in proceeds from the sale of a property during the nine months ended September 30, 2021 offset by an decrease in our investment in tenancy in common of $256,699 during the nine months ended September 30, 2022.

Cash from Financing Activities

Net cash generated from financing activities was $5,001,430 and $11,931,635 for the nine months ended September 30, 2022 and 2021, respectively. The change is primarily related to the proceeds from underwritten offering of $14,379,505 during the nine months ended September 30, 2021 offset by an increase in net loan borrowings of $9,238,427 as well as an increase in dividends paid of $834,138.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(512,117)	$655,828	$(1,874,327)	$16,460
Gain on disposal of property	-	(923,178)	-	(923,178)
Depreciation and amortization	561,510	388,141	1,551,079	1,164,838
Funds From Operations	$49,393	$120,791	$(323,248)	$258,120
Amortization of debt issuance costs	27,758	30,678	89,364	94,600
Non-cash stock compensation	110,869	53,887	328,913	186,636
Write off of deferred financing cost	137,522	-	137,522	-
Adjustments to Funds From Operations	$276,149	$84,565	$555,799	$281,236
Core Funds From Operations	$325,542	$205,356	$232,551	$539,356

Net income (loss)	$(512,117)	$655,828	$(1,874,327)	$16,460
Gain on disposal of property	-	(923,178)	-	(923,178)
Depreciation and amortization	561,510	388,141	1,551,079	1,164,838
Amortization of debt issuance costs	27,758	30,678	89,364	94,600
Above and below-market lease amortization, net	(26,297)	(40,329)	(76,478)	(115,921)
Straight line rent, net	13,203	(14,796)	29,263	(42,785)
Adjustments to net income (loss)	$576,174	$(559,484)	$1,593,228	$177,554
Adjusted Funds From Operations	$64,057	$96,344	$(281,099)	$194,014

Dead deal expense	45,660	-	153,031	-
Loss on debt extinguishment	-	-	144,029	-
Non-cash stock compensation	110,869	53,887	328,913	186,636
Write off of deferred financing cost	137,522	-	137,522	-
Adjustments to Adjusted Funds From Operations	$294,051	$53,887	$763,495	$186,636
Core Adjusted Funds From Operations	$358,108	$150,231	$482,396	$380,650

Net income (loss)	$(512,117)	$655,828	$(1,874,327)	$16,460
Net income attributable to non-controlling interests	(126,803)	(200,277)	(386,947)	(398,781)
Net income (loss) attributable to Generation Income Properties, Inc.	$(638,920)	$455,551	$(2,261,274)	$(382,321)

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated September 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).
10.1	Revised Commitment Letter, dated September 9, 2022 with American Momentum Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2022).
10.2

Promissory Note dated October 14, 2022 between Generation Income Properties L.P. and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 18, 2022).

10.3

Security Agreement dated October 14, 2022 between Generation Income Properties L.P. and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 18, 2022).

10.4

Redemption Agreement, dated August 9, 2022, among the Company, Generation Income Properties, L.P., and Thomas E. Robinson(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 15, 2022).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: November 14, 2022	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)