Form 10-K
period 2022-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2023-03-28
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13.1 million (based upon the closing sales price of the common stock on June 30, 2022 of $6.39).

The registrant had 2,610,885 shares of Common Stock, par value $0.01 per share, outstanding as of March 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
We currently only own twelve leased properties and one leased property in a tenancy-in-common owning 50%.
•
Many of our future properties will likely depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant. For example, the tenant for one of our Norfolk, Virginia properties did not renew its lease that terminated in January 31, 2023, and if we do not timely find a replacement tenant, it may materially adversely impact our business.

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

Note Regarding Market and Industry Data

In this Form10-K, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this Annual Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” Additionally, some data in this Annual Report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

PART I.

ITEM 1. BUSINESS

Our Company

We are an internally managed real estate investment trust focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States. We believe our focus on owning properties leased to investment grade or creditworthy tenants provide attractive risk adjusted returns through current yields, long term appreciation and tenant renewals.

We believe that single-tenant commercial properties, as compared with shopping centers, malls, and other traditional multi-tenant properties, offer a distinct investment advantage since single-tenant properties generally require less management and operating capital and generally have less recurring tenant turnover.

Given the stability and predictability of the cash flows, many net leased properties are held in family trusts, providing us an opportunity to acquire these properties for tax deferred units while giving the owners potential liquidity through the conversion of the units for freely tradable shares of stock.

We make regular cash distributions to our stockholders out of our cash available for distribution, typically on a monthly basis. Generally, our policy will be to pay distributions from cash flow from operations. However, our distributions may be paid from sources other than cash flows from operations, such as from the proceeds from a capital raise, borrowings or distributions in kind.

We have been organized as a Maryland corporation and have operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws since the beginning of our taxable year ended December 31, 2021. The Company formed a Maryland entity GIP TRS Inc. in 2022 to operate as a taxable REIT subsidiary but this subsidiary does not hold any assets or business operations as of the date of this Form 10-K.

We and our Operating Partnership were organized to operate using an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. We use an UPREIT structure because a sale of property directly to another person or entity generally is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property that desires to defer taxable gain on the sale of its property may transfer the property to the Operating Partnership in exchange for common units in the Operating Partnership and defer taxation of gain until the seller later disposes of its common units in the Operating Partnership. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. As of December 31, 2022, as the general partner of the Operating Partnership, we owned 86.6% of the outstanding common units in the Operating Partnership and outside investors owned 13.4%. The Company formed a Maryland entity GIP REIT OP Limited LLC as a wholly owned subsidiary in 2018 that owned 0.002% of the Operating Partnership as of December 31, 2022.

The following chart shows the structure of the Company as of December 31, 2022:

(1) Brown Family Enterprises, LLC, owns a redeemable limited liability company interest in GIPNC 201 Etheridge Road, LLC.

(2) Stephen Brown and Richard Hornstrom each own a redeemable limited liability company interest in GIPFL 702 Tillman Place LLC.

(3) Richard Hornstrom owns a redeemable limited liability company interest in GIPIL 525 S Perryville Rd, LLC.

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

Target Strategic Net Leased Properties: We target properties that offer unique strategic advantages to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. Examples of specialized properties include our Pratt & Whitney manufacturing facility located in Huntsville, Alabama whose specialized equipment is unique to such a facility and the General Services Administration occupied building in Norfolk, Virginia due to the tenant’s buildout for IT and security. We target properties if we believe they are critical to the ongoing operations of the tenant and the profitability of its business. We believe that the profitability of the operations and the difficulty in replicating or moving operations reflect the importance of the property to the tenant’s business.

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

Disciplined Underwriting & Risk Management

We actively manage and regularly review each of our properties for changes in the underlying business, credit of the tenant and market conditions. Before acquiring a property, we review the terms of the management contract to ensure our team is able to maximize cash flow capital appreciation through potential lease renewals and/or potential re-tenanting. Additionally, we monitor any required capital improvements that would lead to increased rental income or capital appreciation over time. We focus on active management with the tenants upon the acquisition of an asset since our experience in the single-tenant, commercial real estate industry indicates that active management and fostering tenant relationships has the potential to positively impact long-term financial outcomes, such as:

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

Underwriting Process

Our extensive underwriting process evaluates key fundamental value drivers that we believe will attract long-term tenants and result in property appreciation over time. Our Investment Committee is comprised of the following members:

•
Chairman, President and Chief Executive Officer ("CEO"), David Sobelman, who has over 19 years in different capacities within the net lease commercial real estate investment market including as investor, asset manager, broker, owner, analyst, and advisor.
•
Chief Financial Officer ("CFO"), Allison Davies, who has over 15 years in various capacities within the commercial real estate investment market.
•
Emily Hewland, Director of Capital Markets, who has been with the Company since inception and she has built out our acquisitions process to effectively underwrite assets thoroughly to find value in the market for investors and the portfolio alike.
•
Acquisitions Manager, Robert Rorhlack, who sources new acquisition opportunities that adhere to our investment criteria, and who has previously specialized in Tenant Representation.

This comprehensive pre-ownership analysis helps us to assess location level performance, including the possible longevity of tenant occupancy throughout the primary lease term and option periods. Additionally, each acquisition pursuit requires approval from all four members of the Investment Committee.

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
•
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
•
Real Estate Industry Leadership and Networking. We are led by our Chairman, President and CEO, David Sobelman. He founded the Company after serving in different capacities within the net lease commercial real estate market. Mr. Sobelman started his real estate career in 2003 as a real estate analyst and ultimately emerged into a Managing Partner of a solely-focused, triple net lease commercial real estate firm. He has procured or overseen numerous transactions that ranged from small, private investments to portfolio transactions with individual aggregate values of approximately $69 million. Additionally, Mr. Sobelman considers himself a pioneer in implementing hands-on management of net leased properties in order to potentially maintain or increase the value of any one asset. He has overseen or actively participated in single tenant real estate management since 2010.
•
Established and Developing Relationships with Real Estate Financing Sources. We believe our existing relationships with institutional sources of debt financing could provide us with more attractive and competitive debt financing options as we grow our property portfolio and provide us the opportunity to refinance our existing indebtedness.
•
Existing Acquisition Pipeline. We believe our extensive network of long standing relationships will continue to provide us with access to a pipeline of acquisition opportunities that will enable us to identify and capitalize on what we believe are attractive acquisition opportunities for our leasing efforts.
•
Growth-Oriented, Flexible and Conservative Capital Structure. We believe our capital structure will provide us with an advantage over many of our private and public competitors. We have no legacy balance sheet issues and limited near-term maturities, which will allow management to focus on business and growth strategies rather than balance sheet repair.

Financing Strategies

Our long-term goal is to maintain a lower-leveraged capital structure and lower outstanding principal amount of our consolidated indebtedness. Over time, we intend to reduce our debt positions through financing our long-term growth with equity issuances and some debt financing having staggered maturities. Our debt may include mortgage debt secured by our properties and unsecured debt. Over a long-term period, we intend to maintain lower levels of debt encumbering the Company, its assets and/or the portfolio as compared to our current leverage.

Our Current Portfolio as of December 31, 2022

The following are characteristics of our properties as of December 31, 2022:

•
Creditworthy Tenants. Approximately 64% of our portfolio’s annualized rent as of December 31, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of

“BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt & Whitney Automation, Inc., and Kohl's Corporation and contributed approximately 62% of our portfolio’s annualized base rent as of December 31, 2022.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.07.

Given the nature of our leases, our tenants either pay the real estate taxes or insurance directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance however maintain coverage in the event the coverage isn't sufficient.

The table below presents an overview of the properties in our portfolio as of December 31, 2022:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (7)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	3.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	5.2	4 x 5	Yes	$182,500	$82.95
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(6)	A-	6.1	2 x 5	Yes	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	5.7	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	Maersk Shipping (5)	BBB+	0.1	1 x 5	N/A	$375,588	$16.88
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	4.7	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	5.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	6.1	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	2.0	2 x 5	Yes	$160,437	$20.50
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	4.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	3.8	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	4.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	7.1	7 x 5	Yes	$823,962	$9.32
Tenants - Consolidated Properties		322,854						$5,067,659	$15.70
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	4.8	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		338,142						$5,434,259	$16.07
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2022. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenancy-in-common investment.
(5)
Tenant did not exercise the renewal option as of the required exercise date of April 1, 2022 and vacated on January 31, 2023.
(6)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions.
(7)
Includes rent escalations available from lease renewal options

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

On February 10, 2023, the Operating Partnership entered into a Purchase and Sale Agreement with Harbor Terrace Limited Partnership to acquire an approximately 48,000 square foot single-tenant retail building in Overland Park, KS for total consideration of $8,200,000, which is expected to be funded with approximately 50% mortgage debt and 50% equity. The building is occupied by Best Buy, Inc., who holds an investment grade credit rating of BBB+ on the S&P scale, and has approximately two years remaining on the current lease term, with one additional five year renewal option. The annual rent for the property is $630,994. The transaction is subject to customary closing conditions and due diligence.

Property and Asset Management Agreements

We manage our properties in-house, except for our Norfolk, Virginia properties and our Manteo, North Carolina property.

We previously engaged Colliers International Asset Services to provide property management services to our two properties in Norfolk, Virginia. The agreements provided for us to pay Colliers International Asset Services a management fee equal to 2.5% of the gross collected rent of each of the two properties (inclusive of tenant expense reimbursements) as well as a construction supervision fee for any approved construction. On May 31, 2022, the Company terminated the agreement with Colliers International Asset Services effective June 30, 2022. The Company has since engaged Bevara Building Services for facility management and property management services for the two Norfolk, Virginia properties effective June 15, 2022. The agreements provide for us to pay Bevara Building Services a management fee equal to approximately $54,000 per year as well as a construction supervision fee for any approved construction.

On November 8, 2022, the Company engaged Commonwealth Commercial Partners, LLC to provide facilities management services to our property in Manteo, North Carolina. The agreement provides for us to pay Commonwealth Commercial Partners, LLC a management fee equal to $745 on a monthly basis.

Distributions

From inception through December 31, 2022, we have distributed $2,655,755 to common stockholders. In addition, on January 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2023, February 15, 2023 and March 15, 2023. January and February distributions were paid on January 30, 2023 and February 28, 2023 respectively, and we expect to pay March dividends on or about March 30, 2023. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

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

As a landlord, we compete for tenants in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Many of our competitors have greater economies of scale, access to more resources and greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Human Capital

As of December 31, 2022 we had six full-time employees. We plan to use outside consultants, attorneys, and accountants, as necessary. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Environmental Matters

To control costs, we limit our investments to properties that are environmentally compliant or that do not require extensive remediation upon acquisition. To do this, we conduct assessments of properties before we decide to acquire them. These assessments, however, may not reveal all environmental hazards. In certain instances we rely upon the experience of our management and n most cases we will request, but will not always obtain, a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials. Additionally, we seek to ensure that many of our leases contain clauses that require a tenant to reimburse and indemnify us for any environmental contamination occurring at the property. We do not intend to purchase any properties that have known environmental deficiencies that cannot be remediated.

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, cleanup and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws typically impose cleanup responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, cleanup and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. In addition, under the environmental laws, courts and government agencies have the authority to require that a person or company who sent waste to a waste disposal facility, such as a landfill or an incinerator, must pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. Any of these cleanup costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the SEC’s website, www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.gipreit.com, and its investor relations website, ir.gipreit.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

We were organized in September 2015 for the purpose of acquiring and investing in freestanding, single-tenant commercial properties net leased to investment grade tenants. We commenced operations as soon as we were able to raise sufficient funds to acquire our first suitable property. However, our ability to make or sustain distributions to our stockholders will depend on many factors, including our ability to identify attractive acquisition opportunities that satisfy our investment strategy, our success in consummating acquisitions on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, the real estate market and the economy. We will face competition in acquiring attractive net lease properties. The value of the net lease properties that we acquire may decline substantially after we purchase them. We may not be able to successfully operate our business or implement our operating policies and investment strategy successfully. Furthermore, we may not be able to generate sufficient operating cash flow to pay our operating expenses and make distributions to our stockholders.

As an early-stage company, we are subject to the risks of any early stage business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a harmful effect on our business and our operating results.

We currently own only twelve leased properties.

As of March 17, 2023, we own twelve properties excluding our tenancy-in-common investment. We need to raise funds to acquire additional properties to lease in order to grow and generate additional revenue. Because we only own twelve properties, the loss of any one tenant (or financial difficulties experienced by one of our tenants) could have a material adverse impact on our business and operations.

Many of our current and future properties depend upon a single tenant for all or a majority of the rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Current and future properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. For example, the tenant for one of our Norfolk, Virginia properties did not renew its lease that terminated on January 31, 2023, and if we do not timely find a replacement tenant, it may materially adversely impact our business.

We have experienced losses in the past, and we will likely experience similar losses in the near future.

From inception of the Company through December 31, 2022, we had a cumulative net loss of approximately $8.6 million. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses as a public company relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. As we continue to acquire properties, we anticipate we will achieve scale to reduce these expenses; however, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Our ability to acquire and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our common stock. Our Board may authorize the issuance of classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of shares our common stock.

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

We are presently a comparatively small company with only thirteen properties, including our investment in tenancy-in-common property, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity. In addition, because we intend to focus on single-tenant properties, we may never have a diverse group of tenants renting our properties, which will hinder our ability to achieve overall diversity in our portfolio. As of March 17, 2023, 39% of our total base rent is derived from our office properties, 14% from industrial properties, 47% from retail/medical-retail properties.

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

Our investment policies and strategies are very broad and permit us to invest in any type of commercial real estate, including developed and undeveloped properties, entities owning these assets or other real estate assets regardless of geographic location or property type. Our CEO along with our Investment Committee has absolute discretion in implementing these policies and strategies, subject to the restrictions on investment objectives and policies set forth in our articles of incorporation. Because you cannot evaluate our investments, our securities may entail more risk than other types of investments. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The loss of any of our executive officers could adversely affect our ability to continue operations.

We only have six full-time employees and are therefore entirely dependent on the efforts of our CEO and CFO. The departure of either of these employees and our inability to find suitable replacements, or the loss of other key personnel in the future, could have a harmful effect on our business.

Our President, Chief Executive Officer, and Chairman of the Board has guaranteed certain of our indebtedness, which could constitute a conflict of interest.

Our CEO has guaranteed promissory notes for certain of our property acquisitions. As a guarantor, Mr. Sobelman’s interests with respect to the debt he is guaranteeing (and the terms of any repayment or default) may not align with the Company’s interests and could result in a conflict of interest.

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

Pandemics or other health crises, such as the COVID-19 pandemic, may adversely affect our tenants' financial condition, the profitability of our properties, and our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In response to the COVID-19 pandemic, federal, state, and local governments mandated or recommended various actions to reduce or prevent the spread of COVID-19, which altered customer behaviors and temporarily limited some of our tenants’ ability to operate. Although our tenants did not requested rent concessions or seek to renegotiate future rents based on changes to the economic environment during the COVID-19 pandemic, should federal, state, and local governments mandate or recommend lockdowns again in the future due to a pandemic or other similar health crises, tenants could request rent concessions or seek to renegotiate future rents.

In the event of future pandemics or similar health crises, consumers could elect to make more of their purchases online instead of in physical stores and businesses could delay executing new or renewals of leases amidst the immediate and uncertain economic impacts. These developments, coupled with potential tenant failures and a reduction in newly-formed businesses, could result in decreased demand for rental space, which could result in lower occupancy or higher levels of uncollectible lease income, as well as downward pressure on rents. Additionally, delays in construction of tenant improvements due to the impacts of constraints on supply chains and labor, resulting from government ordered lockdowns, could result in delayed rent commencement due to it taking longer for new tenants to open and operate.

Although the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations could be negatively impacted by the disruptions and uncertainties of a new virus strain of COVID-19 or any future pandemic or other health crisis. Our tenants' ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers' shopping habits and behaviors, may impact their ability to survive, and ultimately, their ability to comply with their lease obligations. Our future results of operations and overall financial performance could be uncertain should a new virus strain of COVID-19, or future pandemics or other health crises occur.

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

Our success will depend on the financial ability of our tenants to remain current with their leases with us. We may experience concentration in one or more tenants if the future leases we have with those tenants represent a significant percentage of our operations. As of March 17, 2023, we have four tenants, that each account for more than 10% of our annualized rent: General Services Administration, PRA Holdings, Inc., Pratt and Whitney Automation, Inc., and Kohl’s Corporation. Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We plan to focus our acquisition efforts on major primary and coastal markets. As of March 17, 2023, we own twelve properties excluding the tenancy-in-common property, which are located in Alabama (1 property), Arizona (1 property), Colorado (1 property), Washington, D.C. (1 property), Florida (4 properties), Illinois (1 property), North Carolina (1 property), and Virginia (2 properties). In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area, such as a local economic downturn or a severe natural disaster, would have a magnified adverse effect on our portfolio. In addition, our focus on coastal properties subjects us to the risk of rising sea levels, potential flooding, increased frequency or severity of hurricanes or other natural disasters as a result of climate change and global warming, which risk is increased given our geographic concentration. Similarly, if tenants of our properties become concentrated in a certain industry or industries or in any particular tenant, any adverse effect to that industry or tenant generally would have a disproportionately adverse effect on our portfolio.

We own six of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.

As of March 17, 2023, we own six properties (excluding our tenancy-in-common property) through preferred equity partnerships and we may enter into more in the future. Our partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the partnership. In the event that we have a disagreement with a partner as to the resolution of a particular issue to come before the partnership, or as to the management or conduct of the business of the partnership in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the partnership.

In addition, investments made in partnerships or other co-ownership arrangements involve risks not otherwise present in investments we make, including the following risks:

•
that our partner in an investment could become insolvent or bankrupt;
•
that our partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals
•
that the partner could take actions that decrease the value of an investment to us; or
•
that the partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the risks above might subject us to liabilities and thus reduce our returns on our investment with that partner.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a preferred equity partnership (which is generally classified as Redeemable Non-Controlling Interest or Non-Redeemable Non-Controlling Interest in our Operating Partnership), either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

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

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although most of our tenant leases permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

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

We are currently experiencing high rates of inflation and increasing interest rates in the United States. A continued rise in inflation or interest rates may result in rates greater than the increases in rent that we anticipate may be provided by many of our leases. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

In addition, while the Company does not have any variable rate debt, to the extent that we incur variable rate debt in the future, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Lease defaults, terminations or landlord-tenant disputes may adversely reduce our income from our property portfolio.

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
•
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

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds, if necessary, to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes at such time as our Board of Directors determines is in our best interest.

As of December 31, 2022, we had total cash (unrestricted and restricted) of $3,752,996, properties with a cost basis of $56,917,321 and outstanding debt of $36,733,878.

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

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal sources of external financing include the issuance of our equity securities and mortgages secured by properties. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. However, with rising interest rates, lenders are currently concerned about the outlook of the credit markets, market volatility, and the potential impact of new regulations. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.

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

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to Debt Service Coverage Ratios ("DSCR") covenants. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager. These covenants, as well as any future covenants we may enter into through further loan agreements, could limit our operational flexibility and/or could inhibit our financial flexibility in the future and prevent distributions to stockholders. As of December 31, 2022, we were in compliance with all covenants.

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

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected. In accordance with our President and CEO's employment agreement, we are also required to pay a guaranty fee payable to him for his personal guaranty and such payment will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

The REIT provisions of the Code may limit the ability of a REIT to hedge the risks inherent to its operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% income test for the purposes of qualifying as a REIT unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (2) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% income test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75%- and 95%-income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Interest rates may continue to increase.

Current economic conditions are signaling that interest rates are likely to continue to rise throughout 2023 and potentially beyond in response to an inflationary environment. If there is a continued increase in interest rates, any debt servicing on investments could be significantly higher than currently anticipated, which would reduce the amount of cash available for distribution to the stockholders. Also, rising interest rates may affect the ability of our management to refinance an investment. Investments may be less desirable to prospective purchasers in a rising interest rate environment and their values may be adversely impacted by the reduction in cash flow due to increased interest payments.

We may use floating rate, interest-only or short-term loans to acquire assets.

Our management has the right, in its sole discretion, to negotiate any debt financing, including obtaining (i) interest-only, (ii) floating rate and/or (iii) short-term loans to acquire assets. If our management obtains floating rate loans, the interest rate would not be fixed but would float with an established index (probably at higher interest rates in the future). No principal would be repaid on interest-only loans. Finally, we would be required to refinance short-term loans at the end of a relatively short period. No assurance can be given that our management would be able to refinance with fixed-rate permanent loans in the future, on favorable terms or at all, to refinance the short-term loans. In addition, no assurance can be given that the terms of such future loans to refinance the short-term loans would be favorable to us.

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

Federal Income Tax Risks

The Company's failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Our ongoing qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Code. We believe that we have structured our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. We will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could prevent our qualification or result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year after having qualified we will be subject to federal income tax on our taxable income at corporate rates. Also, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Moreover, if any of our initial properties acquired before we qualified as a REIT were to be sold within five years after electing REIT status, the disposition could give rise to gain that would be subject to corporate income tax. To qualify as a REIT, we may not have, at the end of any taxable year, any undistributed earnings and profits that are attributable to a “C” corporation taxable year. We do not believe we will have any undistributed “C” corporation earnings and profits, but in the event we do accumulate any non-REIT earnings and profits, we intend to distribute such non-REIT earnings and profits before the end of our first REIT taxable year to comply with this requirement. There can be no assurance that the IRS would not take the position that the distribution procedure is not available, in which case we would fail to qualify as a REIT.

We may have difficulty satisfying the requirement that we not be closely held.

One of the requirements for REIT qualification is that we not be closely held. For these purposes, we will be closely held if five or fewer individuals (including certain entities treated as individuals for this purpose) own (or are treated as owning under applicable attribution rules) more than 50% by value of our stock at any time during the second half of the taxable year. This requirement does not apply during our first REIT year. Upon the election to be taxed as a REIT for our taxable year ending December 31, 2021, the closely held test became effective for our taxable year ending December 31, 2022 and we were not considered closely held. Our articles of incorporation generally restrict any person from owning or being treated as owning more than 9.8% of our stock, limiting the amount of our stock any five persons could own or be treated as owning 49% of our stock, in order to prevent us from failing the closely held requirement. As permitted in our articles of incorporation, however, our Board has granted, and may grant from time to time in the future, waivers with respect to the 9.8% ownership restriction for holders for which we determine, based on such holders’ representations, covenants and agreements, that such waivers would not jeopardize our status as a REIT.

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

Even if we maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such gain. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

We have entered into a tax protection agreement with each of the former Greenwal and Riverside Crossing LLCs, in connection with their respective contributions of property to us in June 2019. These agreements limit our ability to dispose of any interest in those contributed properties in a taxable transaction prior to the seventh anniversary of the applicable contribution date. Upon such a disposition, subject to certain exceptions (such as a tax-deferred Section 1031 like-kind exchange), we are required to indemnify Greenwal and Riverside Crossing LLCs. and their indirect owners for their federal, state and local income tax liabilities attributable to the built-in gain that existed with respect to such contributed property as of the contribution date, plus in certain instances, an additional amount so that after the counterparty (or certain other parties) has paid any federal, state and local income taxes on the tax indemnity payments received, including any additional amounts, it has received an amount equal to the additional federal, state and local income taxes incurred. Moreover, the agreements require a similar indemnification obligation if, during the seven-year period from the applicable contribution date, we do not maintain a certain minimum level of nonrecourse debt secured by the contributed property or fail to offer the contributors the opportunity to guarantee any replacement debt upon a future repayment, retirement, refinancing or other reduction (other than a scheduled amortization) of currently outstanding debt on their respective contributed property. We agreed to these provisions to facilitate the property acquisitions and assist the contributors in deferring the recognition of taxable gain as a result of their contribution of the properties to us. At the time of contribution, the approximate appraised value of the property contributed by Greenwal was $11.8 million, and the approximate value of the property contributed by Riverside Crossing was $7.1 million.

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

We can provide no assurance that our common stock and warrants will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

Our shares of common stock and warrants are currently listed on the Nasdaq Capital Market ("Nasdaq"). For our securities to continue to be listed on the Nasdaq, we must meet the current Nasdaq continued listing requirements. If we were unable to meet these requirements, our securities could be delisted from the Nasdaq. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares and warrants that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following are characteristics of our properties as of December 31, 2022:

•
Creditworthy Tenants. Approximately 64% of our portfolio’s annualized rent as of December 31, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt & Whitney Automation, Inc., and Kohl's Corporation and contributed approximately 62% of our portfolio’s annualized base rent as of December 31, 2022.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.07.

Geographic Diversification Table

The following tables show a list of properties grouped by the state where each of our investments are located.

State	# of Properties	Square Feet	% of Total Square Feet	2022 Annual Base Rent	% of Total Annual Base Rent
Alabama	1	59,091	17%	$684,996	13%
Arizona	1	88,408	26%	823,962	15%
Colorado	1	30,701	9%	353,061	6%
District of Columbia	1	3,000	1%	129,804	2%
Florida	4	16,168	5%	617,941	11%
Illinois	2	26,235	8%	595,502	11%
North Carolina	1	7,543	2%	161,346	3%
Virginia	2	106,996	32%	2,067,647	39%
	13	338,142	100%	$5,434,259	100%

Tenants as of December 31, 2022

Tenant	# of Leases	Square Feet	% of Total Square Feet	2022 Annual Base Rent	% of Total Annual Base Rent
7-Eleven Corporation	1	3,000	1%	$129,804	2%
A.P. Moller - Maersk	1	22,247	7%	375,588	8%
Best Buy Co., Inc.	1	30,701	9%	353,061	6%
Fresenius Medical Care Holdings, Inc.	1	10,947	3%	228,902	4%
General Services Administration of the USA	2	57,445	17%	1,088,269	20%
Kohl's Corporation	1	88,408	26%	823,962	15%
La-Z-Boy Inc.	1	15,288	5%	366,600	7%
PRA Group, Inc.	1	34,847	11%	765,136	14%
Pratt & Whitney Automation, Inc.	1	59,091	17%	684,996	13%
Irby Construction	1	7,826	2%	160,437	3%
Sherwin Williams Company	1	3,500	1%	126,788	2%
Starbucks Corporation	2	4,842	1%	330,716	6%
	14	338,142	100%	$5,434,259	100%

Lease Expiration as of December 31, 2022

The following table sets forth lease expirations for our properties assuming that none of the tenants exercise their renewal options.

Year	# of Leases	Square Feet	% of Total Square Feet	2022 Annual Base Rent	% of Total Annual Base Rent
2023	1	22,247	7%	$375,588	7%
2024	1	7,826	2%	160,437	3%
2025	-	-	0%	-	0%
2026	2	13,947	4%	358,706	7%
2027	4	83,478	25%	1,633,013	29%
2028	3	55,602	16%	1,236,211	23%
2029	2	66,634	20%	846,342	16%
2030	1	88,408	26%	823,962	15%
	14	338,142	100%	$5,434,259	100%

Physical Occupancy Table for Last 5 Years

All properties have been 100% occupied through December 31, 2022.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021. On October 1, 2021, the units mandatorily separated into common stock and warrants and ceased trading. On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market under the symbols “GIPR” and “GIPRW,” respectively. As of March 17, 2023, we had 96 shareholders of record. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Use of Proceeds from Public Offering

On September 2, 2021, we entered into an Underwriting Agreement with Maxim Group LLC on behalf of itself and as representative of the underwriters named therein (the “Underwriting Agreement”), pursuant to which the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 units consisting of one share of common stock, $0.01 par value per share (“Common Stock”), and one warrant exercisable for one share of Common Stock (the “Investor Warrants”). The units were sold to the public at the price of $10.00 per unit and were offered by the Company pursuant to the registration statement on Form S-11 (File No. 333-235707), which was declared effective on September 2, 2021 (the “Registration Statement”). The shares of Common Stock and Investor Warrants comprising the units began separate trading 31 days from the date the registration statement was declared effective. On September 8, 2021, the Public Offering closed, resulting in gross proceeds to the Company of approximately $15,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses. The Company also granted to the underwriter a 30-day option to purchase up to an additional 225,000 units. On September 30, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 165,000 units, generating gross proceeds of $1,650,000. The Company received total net proceeds in the Public Offering of approximately $13.8 million after deducting underwriting discounts and commissions and other expenses of approximately $2.9 million incurred during the years ended December 31, 2021 and 2020. As of December 31, 2022, all of the proceeds have been used to finance the acquisition of properties and general corporate purposes. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

Although we anticipate making monthly distributions to our stockholders, our board of directors has the sole discretion to determine the timing and amount of any distributions to our stockholders. As such, we cannot provide any assurance as to the amount or timing of future distributions. If our operations do not generate sufficient cash flow to enable us to pay our intended or required distributions, we may be required either to fund distributions from working capital, borrowings, proceeds from the sale of equity securities or to reduce the amount of such distributions. Because we have not yet generated a profit, distributions to date have been made from offering proceeds. To be able to pay such dividends, our goal is to generate cash distributions from operating cash flow and proceeds from the sale of properties. However, until we generate sufficient cash flows, we expect our distributions will be from a combination of operating cash flows and offering proceeds.

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

From inception through December 31, 2022, we have distributed $2,655,755 to common stockholders. In addition, on January 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2023, February 15, 2023 and March 15, 2023. January and February distributions were paid on January 30, 2023 and February 28, 2023 respectively, and we expect to pay March dividends on or about March 30, 2023. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

Recent Sales of Unregistered Securities

None.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and we elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021.

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

Our Investments

The following are characteristics of our properties as of December 31, 2022:

•
Creditworthy Tenants. Approximately 64% of our portfolio’s annualized rent as of December 31, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt & Whitney Automation, Inc., and Kohl's Corporation and contributed approximately 62% of our portfolio’s annualized base rent as of December 31, 2022.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2022) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.07.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of December 31, 2022:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (7)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	3.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	5.2	4 x 5	Yes	$182,500	$82.95
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(6)	A-	6.1	2 x 5	Yes	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	5.7	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	Maersk Shipping (5)	BBB+	0.1	1 x 5	N/A	$375,588	$16.88
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	4.7	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	5.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	6.1	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	2.0	2 x 5	Yes	$160,437	$20.50
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	4.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	3.8	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	4.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	7.1	7 x 5	Yes	$823,962	$9.32
Tenants - Consolidated Properties		322,854						$5,067,659	$15.70
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	4.8	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		338,142						$5,434,259	$16.07

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2022. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenancy-in-common investment.
(5)
Tenant did not exercise the renewal option as of the required exercise date of April 1, 2022 and vacated on January 31, 2023.
(6)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions.
(7)
Includes rent escalations available from lease renewal options.

Recent Developments

•
On January 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share or per unit monthly cash distribution for shareholders and unitholders of record of our common stock and partnership units, respectively, as of January 15, 2023, February 15, 2023 and March 15, 2023. January and February distributions were paid on January 30, 2023 and February 28, 2023 respectively, and we expect to pay March dividends on or about March 30, 2023.

•
Subsequent to December 31, 2022 but before the filing of this Annual Report on Form 10-K, 106,480 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 10,648 shares of common stock were issued upon exercise.

•
Agreements with Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130") in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new member, Brown Family Enterprises, LLC (the "Purchaser"), through the issuance to Purchaser of membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties.

Also on February 8, 2023, both of the Virginia SPEs and the Purchaser entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold to the Purchaser 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold to the Purchaser 120,000 Class A Preferred units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Purchaser will be paid an annual 7% preferred return on the preferred units of the Virginia SPEs (the “SPE Preferred Units”), payable on a monthly basis, and will share in approximately 16% of the equity in each of the Virginia SPEs. The Purchaser and the respective SPEs will both have the right to redeem the SPE Preferred Units after two (2) years for cash in the amount of the Purchaser’s unreturned capital contribution and accrued but unpaid preferred return (the “Redemption Price”), provided that Purchaser will have the right to take the Redemption Price (or any portion thereof) in common units of the Operating Partnership at a conversion price equal to 85% of the average trading price of the Company’s common stock during the 30 trading days preceding redemption. The proceeds from the sale of the SPE Preferred Units were distributed to the Operating Partnership to fund the Operating Partnership’s redemption obligations from two members of the Operating Partnership who redeemed a total of 123,965 units both on January 27, 2023 at $20 per unit in the aggregate amount of $2,479,301 and to fund general corporate expenses of the Operating Partnership. We funded the redemption obligations per the terms of the contribution agreement on February 9, 2023. As a result of this transaction, the Company may be required to reimburse federal, state and local income taxes incurred by the remaining partner as per a tax protection agreement although the Company is continuing to evaluate such impact, if any.

•
Agreement with LMB Owenton I, LLC

On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement (the "LMB Agreement") with LMB Owenton I LLC, the contributor of the Company’s Tampa Starbucks property located at 10002 N Dale Mabry (the “Contributor”), in which the Operating Partnership and the Contributor agreed to delay the Contributor’s right to require the redemption of the Contributor’s common units in the Operating Partnership until the third anniversary of the closing of the contribution of the Tampa Starbucks property, January 14, 2025, and for a reduced redemption price of $7.15 per common unit. Such agreement was made in consideration of the issuance to Contributor of an additional 44,228 common units in the Operating Partnership (the “Additional OP Units”), resulting in Contributor owning an aggregate of 157,771 common units in the Operating Partnership.

•
Purchase and Sale Agreement

On February 10, 2023, the Operating Partnership entered into a Purchase and Sale Agreement with Harbor Terrace Limited Partnership to acquire an approximately 48,000 square foot single-tenant retail building in Overland Park, KS for total consideration of $8,200,000, which is expected to be funded with approximately 50% mortgage debt and 50% equity. The building is occupied by Best Buy, Inc., who holds an investment grade credit rating of BBB+ on the S&P scale, and has approximately two years remaining on the current lease term, with one additional five year renewal option. The annual rent for the property is $630,994. The transaction is subject to customary closing conditions and due diligence.

•
Restricted Stock Issuances

On March 1, 2023, the board granted and the Company issued 98,593 restricted shares to directors, officers and employees effective March 1, 2023 valued at $5.68 per share that vest one-third on each anniversary of the grant date. The vested share restrictions will be removed upon the first annual anniversary of the award.

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

Our results of operations for the twelve months ended December 31, 2022 and 2021 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of growth through future acquisitions of real estate related investments.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenue

For twelve months ended December 31, 2022, total revenue from operations was $5,432,462 as compared to $3,900,096 for the twelve months ended December 31, 2021. Revenue increased by $1,532,366 for the twelve-months ended December 31, 2022 from the acquisition of four additional properties partially offset by the revenue generated from one property sold in August 2021.

Expenses

During the twelve months ended December 31, 2022 and 2021 expenses incurred were as follows:

	Twelve months ended December 31,
	2022	2021	Change
General and administrative expense	$1,647,987	$1,111,029	$536,958
Building expenses	1,208,192	768,182	440,010
Depreciation and amortization	2,110,975	1,508,340	602,635
Interest expense, net	1,620,237	1,310,950	309,287
Compensation costs	1,310,796	849,701	461,095
Total expenses	$7,898,187	$5,548,202	$2,349,985
•
General and administrative expense increased by $536,958 due to an increase in legal and audit expense, an increase in corporate filing fees incurred for our first annual report and shareholders' meeting, an increase in insurance expense, and an increase in investor relations expense offset by a decrease in consulting services.
•
Building expenses increased by $440,010 due to an increase in tenant reimbursable expenses incurred on behalf of tenants from the acquisition of four additional properties. Reimbursement revenues included in Rental income offset related Building expense.
•
Depreciation and amortization increased by $602,635 from the acquisition of four additional properties offset in part by the expense incurred by one property sold in August 2021.
•
Interest expense, net increased by $309,287 due to interest on the mortgage loans from the four additional properties offset by the reduction in interest expense due from the mortgage loans refinanced or adjusted to a lower interest rate and further offset by the interest expense from the mortgage loan associated with the one property sold in August 2021. Additionally, during the twelve months ended December 31, 2022, we incurred a guaranty fee expense payable to our President and CEO of $128,901 which was recorded to interest expense. No guaranty fee expense was incurred during the twelve months ended December 31, 2021.
•
Compensation costs increased by $461,095 primarily due to an increase in restricted stock unit compensation expense related to accelerated vesting schedules for the former CFO upon his departure and the Board of Directors' restricted stock issuances in 2022. We also incurred additional salary expense for the increase in our President and CEO salary effective June 2022.

Gain on Disposal of Property

On August 31, 2021 we sold our 15,000-square-foot, single tenant Walgreens in Cocoa Beach, Florida purchased in September 2019 for total net consideration of approximately $5.2 million and recognized a gain on the sale of $923,178.

Net Loss

For the twelve months ended December 31, 2022 and 2021, we generated a net loss of $2,747,178 and $712,433, respectively.

Income on Investment in Tenancy in Common

For the twelve months ended December 31, 2022 and 2021, our share of earnings on our investment in tenancy in common acquired in August of 2021 and accounted for under the equity method generated income of $37,298 and $12,495, respectively.

Net Loss Attributable to Non-controlling Interests

For the twelve months ended December 31, 2022 and 2021, we allocated net income attributable to non-controlling interest of $490,462 and $513,581, respectively. The decrease is attributable to a decrease in the redeemable non-controlling interest for the property sold in August 2021 and a reduction for partners who redeemed certain non-controlling interests during the year. The decrease was offset by an increase from additional redeemable non-controlling interests issued to finance the acquisition of properties.

Net Loss Attributable to Common Shareholders

For the twelve months ended December 31, 2022 and 2021, we generated a net loss attributable to our common shareholders of $3,237,640 and $1,226,014, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of December 31, 2022, we had total cash (unrestricted and restricted) of $3,752,996, properties with a cost basis of $56,917,321 and outstanding debt of $36,733,878.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, the Operating Partnership entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per annum. On May 9, 2022, the Operating Partnership amended the Facility with the Lender, by entering into a new Facility, to increase the available borrowings from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, we and the Lender combined the prior commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per annum. All other terms under the prior commitment letters remained materially the same. As of December 31, 2022 we did not have an outstanding balance on the Facility and as of December 31, 2021 we had borrowed approximately $2.4 million, respectively, under the Facility.

On April 1, 2022, we entered into two loan agreements with an aggregate balance of $13.5 million as of December 31, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. During the twelve months ended December 31, 2022, the Company incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on refinanced mortgage loans including a prepayment penalty incurred of $21,000.

Our President and CEO has personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by our Sherwin-Williams - Tampa, FL mortgage loan. In addition, our President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA & MAERSK and PRA Holdings, Inc. - Norfolk, VA mortgage loans with an aggregate principal amount of $12.3 million as well as six mortgage loans secured by the remaining properties within the portfolio with an aggregate principal amount of 11.4 million. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the twelve months ended December 31, 2022, we incurred a guaranty fee expense payable to our President and CEO of $128,901 recorded to interest expense. No guaranty fee expense was incurred during the twelve months ended December 31, 2021.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first installment payment of $325,000 on September 13, 2022 with a remaining balance of $2,587,300 outstanding as of December 31, 2022.

On October 14, 2022, we entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1.5 million that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC.

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

As of December 31, 2022 and December 31, 2021, we had total current liabilities that consists of accounts payable, accrued expenses, insurance payable of $714,354 and $369,902, respectively. Outstanding indebtedness consisted of the following as of December 31, 2022 and December 31, 2021:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	2022	2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,957,829	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,578,304	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,728,462	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,964,745	-	1.50
	$37,450,913					$35,951,259	$29,606,988
Less Debt Issuance Costs, net						(717,381)	(637,693)
						$35,233,878	$28,969,295
(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

We amortized debt issuance costs to interest expense during the twelve months ended December 31, 2022 and 2021 of $118,930 and $120,343, respectively. We paid debt issuance costs for the twelve months ended December 31, 2022 and 2021 of $342,647 and $69,780, respectively.

Each promissory note requires us to maintain certain debt service coverage ratios as noted above. In addition, one promissory note, encumbered by six properties and requiring a 1.50 DSCR, requires us to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of December 31, 2022, we were in compliance with all covenants.

Minimum required principal payments on our outstanding debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2022
2023	$785,524	$777,460	$-	$1,562,984
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,951,259	$2,587,300	$1,500,000	$40,038,559

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for GIPVA 2510 and GIPVA 130 in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new member, Brown Family Enterprises, LLC (the "Purchaser"), a preferred equity partner and therefore a related party, through the issuance to Purchaser of membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties.

Also on February 8, 2023, both of the Virginia SPEs and the Purchaser entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold to the Purchaser 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold to the Purchaser 120,000 Class A Preferred units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Purchaser will be paid an annual 7% preferred return on the preferred units of the Virginia SPEs (the “SPE Preferred Units”), payable on a monthly basis, and will share in approximately 16% of the equity in each of the Virginia SPEs. The Purchaser and the respective SPEs will both have the right to redeem the SPE Preferred Units after two (2) years for cash in the amount of the Purchaser’s unreturned capital contribution and accrued but unpaid preferred return (the “Redemption Price”), provided that Purchaser will have the right to take the Redemption Price (or any portion thereof) in common units of the Operating Partnership at a conversion price equal to 85% of the average trading price of the Company’s common stock during the 30 trading days preceding redemption. The proceeds from the sale of the SPE Preferred Units were distributed to the Operating Partnership to fund the Operating Partnership’s redemption obligations from two members of the Operating Partnership who redeemed a total of 123,965 units both on January 27, 2023 at $20 per unit in the aggregate amount of $2,479,301 and to fund general corporate expenses of the Operating Partnership. We funded the redemption obligations per the terms of the contribution agreement on February 9, 2023.

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

Cash from Operations Activities

Net cash provided by operations was $583,884 and used in operations was $173,762 during the twelve months ended December 31, 2022 and 2021, respectively. The change is primarily due to an increase in accrued expenses as well as an increase in non-cash adjustments such as depreciation and amortization and the gain on sale of property in August 2021.

Cash from Investing Activities

Net cash used in investing was $13,281,248 and $3,930,685 for the twelve months ended December 31, 2022 and 2021, respectively. The change is primarily due to the acquisition of three properties in 2022 for $12,850,360 as compared to the acquisition of three properties in 2021 for $8,288,954 offset by the proceeds of $5,245,856 from the sale of one property during the twelve months ended December 31, 2021.

Cash from Financing Activities

Net cash provided by financing activities was $5,826,284 and $13,606,159 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease is primarily due to the net proceeds from debt financing in 2022 of $7,844,271 as compared to the proceeds from the issuance of common stock and warrants in 2021 of $14,375,857.

Future Rental Payments

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2022
2023	$4,759,066
2024	4,785,452
2025	4,635,711
2026	4,513,724
2027	3,919,117
Thereafter	5,210,921
27,823,991

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

Investments in Real Estate.

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

Non-GAAP Financial Measures

Our reported results are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We also disclose funds from operations ("FFO"), adjusted funds from operations ("AFFO"), core funds from operations ("Core FFO") and core adjusted funds of operations ("Core AFFO") all of which are non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Twelve Months Ended December 31,
	2022	2021

Net loss	$(2,747,178)	$(712,433)
Gain on disposal of property	-	(923,178)
Depreciation and amortization	2,110,975	1,508,340
Funds From Operations	$(636,203)	$(127,271)
Amortization of debt issuance costs	118,930	120,343
Non-cash stock compensation	421,882	314,122
Write-off of deferred financing cost	252,256	-
Adjustments to Funds From Operations	$793,068	$434,465
Core Funds From Operations	$156,865	$307,194

Net loss	$(2,747,178)	$(712,433)
Gain on disposal of property	-	(923,178)
Depreciation and amortization	2,110,975	1,508,340
Amortization of debt issuance costs	118,930	120,343
Above and below-market lease amortization, net	(102,775)	(147,228)
Straight line rent, net	53,193	(12,633)
Adjustments to net income (loss)	$2,180,323	$545,644
Adjusted Funds From Operations	$(566,855)	$(166,789)

Dead deal expense	174,722	-
Loss on debt extinguishment	144,029	-
Non-cash stock compensation	421,882	314,122
Write-off of deferred financing cost	252,256	-
Adjustments to Adjusted Funds From Operations	$992,889	$314,122
Core Adjusted Funds From Operations	$426,034	$147,333

Net loss	$(2,747,178)	$(712,433)
Net income attributable to non-controlling interests	(490,462)	(513,581)
Net loss attributable to Generation Income Properties, Inc.	$(3,237,640)	$(1,226,014)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Income Properties, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 28, 2023

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2022	2021

Assets

Investments in real estate
Land	$12,577,544	$9,443,445
Building and site improvements	39,764,890	31,581,864
Tenant improvements	907,382	482,701
Acquired lease intangible assets	4,677,928	3,304,014
Less: accumulated depreciation and amortization	(5,623,318)	(3,512,343)
Net real estate investments	$52,304,426	$41,299,681
Investment in tenancy-in-common	1,218,268	725,082
Cash and cash equivalents	3,718,496	10,589,576
Restricted cash	34,500	34,500
Deferred rent asset	288,797	156,842
Prepaid expenses	132,642	237,592
Accounts receivable	96,063	88,661
Escrow deposits and other assets	184,241	288,782
Right of use asset, net	6,232,662	-
Total Assets	$64,210,095	$53,420,716

Liabilities and Equity

Liabilities
Accounts payable	$173,461	$201,727
Accrued expenses	365,624	134,816
Accrued expense - related party	128,901	-
Acquired lease intangible liabilities, net	639,973	577,388
Insurance payable	46,368	33,359
Deferred rent liability	251,798	228,938
Lease liability, net	6,356,288	-
Other payable - related party	2,587,300	-
Loan payable - related party	1,500,000	-
Mortgage loans, net of unamortized debt issuance costs of $717,381 and $637,693 at December 31, 2022 and 2021, respectively	35,233,878	28,969,295
Total liabilities	$47,283,591	$30,145,523

Redeemable Non-Controlling Interests	$5,789,731	$9,134,979

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,501,644 and 2,172,950 shares issued and outstanding at December 31, 2022 and December 31, 2021	$25,016	$21,729
Additional paid-in capital	19,307,518	19,051,929
Accumulated deficit	(8,640,796)	(5,403,156)
Total Generation Income Properties, Inc. Stockholders' equity	$10,691,738	$13,670,502

Non-Controlling Interest	$445,035	$469,712
Total equity	$11,136,773	$14,140,214

Total Liabilities and Equity	$64,210,095	$53,420,716

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

	Twelve Months ended December 31,
	2022	2021
Revenue
Rental income	$5,394,778	$3,854,846
Other income	37,684	45,250
Total revenue	$5,432,462	$3,900,096

Expenses
General and administrative expense	$1,647,987	$1,111,029
Building expenses	1,208,192	768,182
Depreciation and amortization	2,110,975	1,508,340
Interest expense, net	1,620,237	1,310,950
Compensation costs	1,310,796	849,701
Total expenses	$7,898,187	$5,548,202
Operating loss	(2,465,725)	(1,648,106)
Income on investment in tenancy-in-common	37,298	12,495
Gain on sale of property	-	923,178
Dead deal expense	(174,722)	-
Loss on debt extinguishment	(144,029)	-
Net loss	$(2,747,178)	$(712,433)
Less: Net income attributable to non-controlling interests	490,462	513,581
Net loss attributable to Generation Income Properties, Inc.	$(3,237,640)	$(1,226,014)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,313,112	1,067,599

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(1.40)	$(1.15)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Stockholders'	Non-Controlling		Redeemable Non-Controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity	Interest
Balance, December 31, 2020	576,918	5,770	5,541,411	(4,177,142)	1,370,039	486,180	1,856,219	8,198,251
Restricted stock unit compensation	28,582	285	201,405	-	201,690	-	201,690	-
Common stock issued for services	14,950	149	123,283	-	123,432	-	123,432	-
Issuance of common stock, net of issuance costs	1,665,000	16,650	13,745,119	-	13,761,769	-	13,761,769	-
Redemption of common stock	(112,500)	(1,125)	1,025	-	(100)	-	(100)	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	2,100,000
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(1,200,000)
Distribution on Non-Controlling Interest	-	-	-	-	-	(14,584)	(14,584)	(478,737)
Dividends paid on common stock	-	-	(560,314)	-	(560,314)	-	(560,314)	-
Net (loss) income for the period	-	-	-	(1,226,014)	(1,226,014)	(1,884)	(1,227,898)	515,465
Balance, December 31, 2021	2,172,950	21,729	19,051,929	(5,403,156)	13,670,502	469,712	14,140,214	9,134,979
Restricted stock unit compensation	47,499	475	421,407	-	421,882	-	421,882	-
Stock issuance costs	-	-	(6,091)	-	(6,091)	-	(6,091)	-
Cashless exercise of warrants	81,195	812	(812)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	1,109,570
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(406,652)

Common stock issued to redeem non-controlling interest	200,000	2,000	1,198,000	-	1,200,000	-	1,200,000	(1,200,000)
Issuance of other payable for redemption of non-controlling interest	-	-	-	-	-	-	-	(2,912,300)
Distribution on Non-Controlling Interest	-	-	-	-	-	(14,658)	(14,658)	(436,347)
Dividends paid on common stock	-	-	(1,356,915)	-	(1,356,915)	-	(1,356,915)	-
Net (loss) income for the period	-	-	-	(3,237,640)	(3,237,640)	(10,019)	(3,247,659)	500,481
Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$5,789,731

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,747,178)	$(712,433)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation	1,583,262	1,078,854
Amortization of acquired lease intangible assets	527,713	429,486
Amortization of debt issuance costs	118,930	120,343
Amortization of below market leases	(102,183)	(147,228)
Amortization of above market ground lease	(592)	-
Common stock issued for services	-	112,432
Restricted stock unit compensation	421,882	201,690
Non-cash ground lease expense	71,672	-
Income on investment in tenancy-in-common	(37,298)	(12,495)
Gain on sale of property	-	(923,178)
Dead deal expense	174,722	-
Loss on debt extinguishment	144,029	-
Write-off of deferred financing cost	252,256	-
Changes in operating assets and liabilities
Accounts receivable	(7,402)	(12,867)
Other assets	(20,459)	(37,951)
Deferred rent asset	(131,955)	(30,187)
Prepaid expenses	(69,772)	(103,427)
Accounts payable	(28,266)	83,165
Accrued expenses	230,808	(260,309)
Accrued expense - related party	128,901	-
Lease liability	51,954	-
Deferred rent liability	22,860	40,343
Net cash provided by (used in) operating activities	$583,884	$(173,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$(12,850,360)	$(8,288,954)
Escrow return (deposit) for purchase of properties	25,000	(175,000)
Investment in tenancy-in-common	(455,888)	(724,830)
Distribution from tenancy-in-common	-	12,243
Proceeds from sale of property	-	5,245,856
Net cash used in investing activities	$(13,281,248)	$(3,930,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	$-	$14,375,857
Proceeds from issuance of redeemable interest	1,109,570	2,100,000
Redemption of redeemable non-controlling interests	(406,652)	(1,200,000)
Proceeds from loan payable - related party	1,500,000	-
Repayment on other payable - related party	(325,000)	-
Repayment on loan payable - related party	-	(1,100,000)
Mortgage loan borrowings	17,650,000	4,475,000
Mortgage loan repayments	(11,305,729)	(3,913,773)
Stock issuance costs	(6,091)	-
Deferred financing costs	(252,256)	-
Debt issuance costs	(342,647)	(69,780)
Insurance financing borrowings	288,693	277,059
Insurance financing repayments	(275,684)	(284,569)
Distribution on non-controlling interests	(451,005)	(493,321)
Dividends paid on common stock	(1,356,915)	(560,314)
Net cash provided by financing activities	$5,826,284	$13,606,159

Net increase (decrease) in cash and cash equivalents	$(6,871,080)	$9,501,712
Cash and cash equivalents and restricted cash - beginning of period	10,624,076	1,122,364
Cash and cash equivalents and restricted cash - end of period	$3,752,996	$10,624,076

CASH TRANSACTIONS
Interest Paid	$1,475,867	$1,192,251
NON-CASH TRANSACTIONS
Stock issued for accrued liabilities	$-	$11,000
Stock issued for cashless exercise of Investor Warrants	812	-
Deferred distribution on redeemable non-controlling interests	64,134	36,729
Recognition of right of use assets and lease liabilities for ground lease related to property acquisition	6,304,334	-
Issuance of Other payable - related party for Redemption of Non-Controlling Interest	2,912,300	-
Common stock issued to redeem non-controlling interest	$1,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Generation Income Properties, Inc. (the “Company”) was formed as a Maryland corporation in September 2015. The Company is an internally managed real estate investment company focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States.

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of December 31, 2022 owned 86.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of December 31, 2022 and December 31, 2021, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held partial interests in one additional property through a tenancy-in-common investment.

Note 2 – Significant Accounting Policies

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

	As of December 31,	As of December 31,
	2022	2021
Cash and cash equivalents	$3,718,496	$10,589,576
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$3,752,996	$10,624,076

Deferred Financing Costs

Since inception the Company incurred approximately $1,279,800 of costs associated with the Company’s public equity raise that closed on September 8, 2021. These deferred offering costs were reclassified to additional paid in capital in connection with the successful offering during the year ended December 31, 2021. During the twelve months ended December 31, 2022, the Company expensed $252,256 of stock issuance costs originally recorded to Deferred Financing Costs for professional fees incurred for filings no longer intended.

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes prepaid rent of the following:

	As of December 31,	As of December 31,
	2022	2021
Prepaid Rent	$271,189	$187,960

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during the twelve months ended December 31, 2022 and 2021.

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

Lease Liabilities

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

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments during the twelve months ended December 31, 2022 and 2021.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's Investment in tenancy-in-common during the twelve months ended December 31, 2022 and 2021.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code (“Code”), commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the years ended December 31, 2022 and 2021.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of December 31, 2022 and 2021. At December 31, 2022, the Company's tax returns for the years 2018 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options, restricted stock, and restricted stock units if their effect is anti-dilutive. As of December 31, 2022 and December 31, 2021, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Note 3 – Investments in Real Estate

Acquisitions:

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

The following table details the properties acquired during the twelve months ended December 31, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,217,395	700,859	6,175,908	8,094,162
Tenant improvements	$55,041	$20,504	$349,136	$424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,239,286	$2,277,455	$7,506,247	$13,022,988
Right of use asset	-	-	6,304,334	6,304,334
Less: Acquired lease intangible liabilities	$(19,864)	$(13,497)	$(131,999)	$(165,360)
Less: Lease liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,219,422	$2,263,958	$7,374,248	$12,857,628

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

On December 28, 2021, the Company acquired an approximately 30,700 square foot single tenant property leased to Best Buy Co., Inc. in Grand Junction, Colorado. The acquisition was financed with a $2,350,000 promissory note and the balance with cash on hand.

The following table details the properties acquired during the twelve months ended December 31, 2021:

	GSA-Manteo, NC	Irby Construction-Plant City, FL	Best Buy Co., Inc.-Grand Junction, CO	Total
Land	$341,949	$1,212,213	$2,733,919	$4,288,081
Building and site improvements	1,807,066	423,611	1,666,533	3,897,210
Acquired lease intangible assets	100,379	121,509	354,603	576,491
Total real estate investments	2,249,394	1,757,333	4,755,055	8,761,782
Less Acquired lease intangible liabilities	(511,620)	-	-	(511,620)
Total real estate investments, net	$1,737,774	$1,757,333	$4,755,055	$8,250,162

Dispositions:

During the year ended December 31, 2021, the Company sold one property.

Walgreens-Cocoa Beach, FL
Land	$669,871
Building and site improvements	3,869,746
Acquired lease intangible assets	298,230
Total real estate investments	4,837,847
Less Accumulated depreciation and amortization	(313,447)
Less Acquired lease intangible liability, net	(202,650)
Net book value of property upon sale	4,321,750

The property was located in Cocoa Beach, FL and was sold on August 31, 2021 for approximately $5,245,900 and recognized a gain of approximately $923,200.
Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	As of December 31,	As of December 31,
	2022	2021
Acquired lease intangible assets	$4,677,928	$3,304,014
Accumulated amortization	(1,522,570)	(994,857)
Acquired lease intangible assets, net	$3,155,358	$2,309,157

The amortization for lease intangible assets for the twelve months ended December 31, 2022 and 2021 was $527,713 and $429,486, respectively.

The future amortization for intangible assets is listed below:

As of December 31,
2022
2023	$542,954
2024	542,954
2025	509,815
2026	489,884
2027	394,952
Thereafter	674,799
$3,155,358

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities are comprised of the following:

	As of December 31,	As of December 31,
	2022	2021
Acquired lessor lease intangible liabilities	$965,216	$845,063
Accumulated accretion to Rental income	(369,858)	(267,675)
Acquired lessor lease intangible liabilities, net	$595,358	$577,388

Acquired lessee lease intangible liabilities	$45,207	$-
Accumulated amortization to offset Building expenses	(592)	-
Acquired lessee lease intangible liabilities, net	$44,615	$-

The amortization for acquired lessor lease intangible liabilities for the twelve months ended December 31, 2022 and 2021 was $102,183 and $147,228, respectively. The future amortization for acquired lessor lease intangible liabilities is listed below:

As of December 31,
2022
2023	$105,188
2024	105,188
2025	105,188
2026	93,907
2027	93,907
Thereafter	91,980
$595,358

The amortization for acquired lessee lease intangible liabilities for the twelve months ended December 31, 2022 and 2021 was $592 and $0, respectively. The future amortization for acquired lessee lease intangible liabilities is listed below:

As of December 31,
2022
2023	$732
2024	732
2025	732
2026	732
2027	732
Thereafter	40,955
$44,615

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

As part of the Company’s acquisition of a property for approximately $4,578,800 in Cocoa Beach, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on September 11, 2019 pursuant to which the Company’s subsidiary received a capital contribution of $1,200,000. Pursuant to the agreement, the Company was required to pay the preferred equity member a 10% internal rate of return (“IRR”) on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, was the general manager of the subsidiary while Brown Family Trust was a preferred member. Because of the redemption right, the non-controlling interest was presented as temporary equity at redemption value. The Company redeemed the Brown Family Trust $1,200,000 Redeemable Non-Controlling Interest upon the sale of the property in August 2021.

As part of the Company’s acquisition of a property for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. Pursuant to the agreement, the Company pays the preferred equity member a 9% IRR on a monthly basis and redeem the entire amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary while Brown Family Trust is a preferred member. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $500,000. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s acquisition of a property for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partners (Irby Prop Partners) on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. Pursuant to the agreement, the Company pays the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $950,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $1,014,748. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s investment in a tenancy-in-common for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with preferred equity partner (Mr. Hornstrom) on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. Pursuant to the agreement, the Company pays the preferred equity member a 12% total IRR with an 8% IRR paid on a monthly basis and the deferred IRR will be paid at the end of 24 months along with the entire $650,000 amount due after 24 months at the option of the preferred equity member. The Operating Partnership, Generation Income Properties, LP, is the general manager of the subsidiary. Because of the redemption right, the non-controlling interest in presented as temporary equity at redemption value. The current redemption amount is $686,114. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

Each of the preferred equity members described above may redeem their interest on or after the Redemption date (second year anniversary of the closing of the acquisition), at the discretion of such Preferred Member, as applicable, all or a portion thereof, of such Preferred Member’s pro-rata share of the Redemption Price in the form of membership units of the Operating Partnership (“GIPLP Units”). Such GIPLP Units shall be subject to all such restrictions, such as with respect to transferability, as reasonably imposed by GIPLP. The number of GIPLP Units issued to any Preferred Member shall be determined by dividing the total amount of the Redemption Price that such Preferred Member shall receive in GIPLP Units by a 15% discount of the average 30-day market price of Generation Income Properties, Inc. Units shall then be convertible into common stock of Generation Income Properties, Inc. on a 1:1 basis in accordance with the Partnership Agreement of the Operating Partnership. Distributable operating funds are distributed first to the preferred equity partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, VA, the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C. and Riverside Crossing, L.C. have since been dissolved and the common units now are directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allow for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166.3 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166.3 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit under the Operating Partnership’s Contribution and Subscription Agreement, dated July 16, 2019, and the Contribution and Subscription Agreement, dated June 19, 2019. Such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the remaining common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded a Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and made the first installment payment of $325,000 on September 13, 2022 for a remaining balance as of December 31, 2022 of $2,587,300. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital. See Note 7 - Equity for further detail. As of December 31, 2022 and 2021, 123,965 and 349,913 units, respectively, were redeemable at $20 per unit.

As part of the Company’s acquisition of one building on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with one entity (LMB Owenton I LLC) that resulted in the issuance of 110,957 common units in the Operating Partnership at $10.00 per share for a total value of $1,109,570. Beginning on the second anniversary of the Closing, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined their equity should be classified as temporary equity at redemption value. The current redemption amount is $1,109,570.

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

The following table reflects our Redeemable Non-Controlling Interests during the twelve months ended December 31, 2022 and 2021:

	Brown Family Trust	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2020	$1,200,000	$-	$-	$-	$6,998,251	$8,198,251	$486,180
Issuance of Redeemable Operating Partnership Units for property acquisition	500,000	950,000	650,000	-	-	2,100,000	-
Redemption of Redeemable Non-Controlling Interest	(1,200,000)	-	-	-	-	(1,200,000)	-
Distribution on Non-Controlling Interest	(120,971)	(53,511)	(19,945)	-	(284,310)	(478,737)	(14,584)
Net income (loss) for the year	120,971	80,267	29,917	-	284,310	515,465	(1,884)
Balance, December 31, 2021	$500,000	$976,756	$659,972	$-	$6,998,251	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	1,109,570	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	(406,652)	(406,652)	-
Common stock issued to redeem Redeemable Non-Controlling Interest	-	-	-	-	(1,200,000)	(1,200,000)	-
Issuance of Other payable - related party for Redemption of Non-Controlling Interest	-	-	-	-	(2,912,300)	(2,912,300)	-
Distribution on Non-Controlling Interest	(45,039)	(76,269)	(52,346)	(69,310)	(193,383)	(436,347)	(14,658)
Net income (loss) for the year	45,039	114,261	78,488	69,310	193,383	500,481	(10,019)
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$5,789,731	$445,035

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

On September 8, 2021, the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 Units, with each unit consisting of one share of common stock, and one warrant to purchase one share of common stock (the “Investor Warrants”). On September 30, 2021, the Company issued and sold an additional 165,000 Investor Warrants as part of the underwriter’s Over-Allotment Option. The Investor Warrants issued in the offering entitle the holder to purchase one share of common stock at a price equal to $10.00 for a period of five years. Net proceeds generated were $13.8 million, net of underwriter discounts and other financing costs incurred since inception. As part of the Public Offering, the Company entered into an agreement with the Chief Executive Officer ("CEO") to redeem 112,500 shares of common stock for $100 which was recorded in accounts payable – related party at December 31, 2021. As of December 31, 2021 these shares had been physically returned to the Company's transfer agent and canceled and the CEO was paid during the three months ended March 31, 2022.

On September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement as discussed in Note 6 - Non-Controlling Interests, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

During the twelve months ended December 31, 2022, the Company expensed $252,256 of stock issuance costs originally recorded to Deferred Financing Costs for professional fees incurred for filings no longer intended. During the twelve months ended December 31, 2021, the Company reclassed approximately $1,279,800 of deferred financing costs into additional paid in capital of which approximately $614,100 had been incurred as of December 31, 2020.

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

The Company has 1,102,900 and 1,914,850 warrants outstanding at December 31, 2022 and 2021, respectively, which will expire five to seven years from the date of issuance. Investor Warrants issued on September 8 and 28, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively. See Note 12 Subsequent Events for Investor Warrants exercised after December 31, 2022.

As of December 31,
Issue Date	2022
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	688,050
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
1,102,900

The following is a summary of warrants outstanding as of December 31, 2022 and 2021:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2020	100,000	$20.00	6.1
Issuances	1,814,850	10.21	-
As of December 31, 2021	1,914,850	$10.72	4.7
Exercised	(811,950)	10.00	-
As of December 31, 2022	1,102,900	$11.25	3.7

Warrants exercisable as of December 31, 2021	$1,765,000	$10.57	4.7

Warrants exercisable as of December 31, 2022	$1,102,900	$11.25	3.7

The intrinsic value of the warrants as of December 31, 2022 and 2021 was $0 and $0, respectively.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of December 31, 2022 and 2021, 60,249 and 12,750 shares, respectively, had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares issued as of December 31:

	2022	2021
Number of Shares Outstanding	23,167	14,582
Restricted Shares Issued	47,499	14,000
Restricted Shares Vested	(12,164)	(5,415)
Number of Shares Outstanding	58,502	23,167

The Company recorded stock based compensation expense of $421,882 and $201,690 during the twelve months ended December 31, 2022 and 2021, respectively.

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

Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the twelve months ended December 31, 2022 and 2021:

Authorized Date	Record Date	Per Share/Unit
October 3, 2022	December 15, 2022	$0.039
October 3, 2022	November 15, 2022	$0.039
October 3, 2022	October 15, 2022	$0.039
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054
October 5, 2021	December 15, 2021	$0.054
October 5, 2021	November 15, 2021	$0.054
October 5, 2021	October 15, 2021	$0.054
August 25, 2021	August 31, 2021	$0.325
February 26, 2021	March 15, 2021	$0.325

Note 8 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's Rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses (“Recoverable Costs”). A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income:

	2022		2021
Rental income
Fixed and in-substance fixed lease income	$4,510,677		$3,213,975
Variable lease income	608,985		453,629
Other related lease income, net:
Amortization of below market leases	102,183		147,228
Straight line rent, net	172,933		40,014
Total Rental income	5,394,778	-	3,854,846

For the twelve months ended December 31, 2022 and 2021, we had four tenants that each account for more than 10% of our annual rental revenue as indicated below:

	2022	2021
General Services Administration - Norfolk, VA & Manteo, NC	22%	23%
PRA Holdings, Inc. - Norfolk, VA	16%	19%
Pratt & Whitney Automation, Inc. - Huntsville, AL	15%	18%
Kohl's Corporation - Tucson, AZ	14%	0%
Maersk Shipping	<10%	10%

Future Minimum Rents

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2022
2023	$4,759,066
2024	4,785,452
2025	4,635,711
2026	4,513,724
2027	3,919,117
Thereafter	5,210,921
27,823,991

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $312,539 for the twelve months ended December 31, 2022. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Lease liability, net was $188,913 for the twelve months ended December 31, 2022.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as December 31, 2022 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of December 31, 2022.

As of December 31,
2022
2023	$232,701
2024	244,077
2025	245,111
2026	245,111
2027	245,111
Thereafter	21,820,644
Total undiscounted liability	$23,032,755
Present value discount	(16,676,467)
Lease liability	$6,356,288
Discount rate	4.58%
Term	61 years

Note 9 – Debt

The Company had the following mortgage loans outstanding as of December 31, 2022 and December 31, 2021, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	2022	2021	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,957,829	$11,150,130	1.25
GSA & Maersk - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,578,304	7,805,524	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,728,462	4,889,670	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	928,728	1,275,000	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	928,728	850,000	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,552,644	2,350,000	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,727,108	-	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,298,047	-	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,964,745	-	1.50
	$37,450,913					$35,951,259	$29,606,988
Less Debt Issuance Costs, net						(717,381)	(637,693)
						$35,233,878	$28,969,295

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2022 and 2021 of $118,930 and $120,343, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2022 and 2021 of $342,647 and $69,780, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one mortgage loan, encumbered by six properties and requiring a 1.50 DSCR, requires the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of December 31, 2022, the Company was in compliance with all covenants.

The Company’s President and CEO has personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL mortgage loan. In addition, the Company’s President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA & MAERSK and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12.3 million as well as six mortgage loans secured by the remaining properties within the portfolio with an aggregate principal amount of $11.4 million.

During the twelve months ended December 31, 2022, the Company incurred a guaranty fee expense payable to the Company's President and CEO of $128,901 recorded to interest expense. No guaranty fee expense was incurred during the twelve months ended December 31, 2021.

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

On April 1, 2022, the Company entered into two mortgage loan agreements with an aggregate balance of $13.5 million as of December 31, 2022 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenant in common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the twelve months ended December 31, 2022, the Company incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on refinanced mortgage loans including a prepayment penalty incurred of $21,000.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank (the “Lender”), by entering into a new commitment letter, to increase the available borrowings under the Facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per annum. All other terms under the prior commitment letters remained materially the same. As of December 31, 2022, the Company did not have an outstanding balance on the Facility and as of December 31, 2021 the Company had borrowed approximately $2.4 million, respectively, under the Facility.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first installment payment of $325,000 on September 13, 2022 with a remaining balance of $2,587,300 outstanding as of December 31, 2022.

On October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2022
2023	$785,524	$777,460	$-	$1,562,984
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,951,259	$2,587,300	$1,500,000	$40,038,559

Note 10 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first installment payment of $325,000 on September 13, 2022 with a remaining balance of

$2,587,300 outstanding as of December 31, 2022. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

As disclosed previously, on October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC.

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in Generation Income Properties LP valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of December 31, 2022.

Note 11 – Investment in Tenancy-in-Common

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

On April 1, 2022, the TIC refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of December 31, 2022, the Company was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,888 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. The Rockford, IL property was accounted for under the equity method and as of December 31, 2022 it had a value of $1,218,268.

The condensed income statements for the twelve months ended December 31, 2022 and 2021 for the tenancy-in-common investment is as follows:

	Twelve Months ended Dec 31,
	2022	2021
Total revenue	$372,556	$141,906
Total expenses	$262,942	$107,988
Operating income	109,614	33,918
Loss on debt extinguishment	(31,851)	-
Net income	$77,763	$33,918
GIP, LP's Share	$37,298	$12,495

The condensed balance sheets as of December 31, 2022 and December 31, 2021 for the tenants in common investment is as follows:

	As of December 31,	As of December 31,
	2022	2021

Net real estate investments	$4,503,120	$4,621,135
Deferred rent asset	7,132	2,108
Prepaid expenses	343	522
Due from related party	21,710	42,624
Total Assets	$4,532,305	$4,666,389

Accounts payable and accrued expenses	$6,738	$14,566
Prepaid rent	30,550	-
Acquired lease intangible liabilities, net	35,561	42,993
Mortgage loan, net of unamortized debt issuance costs	2,088,116	2,677,446
Total Liabilities	$2,160,965	$2,735,005

GIP, LP	$1,218,268	$725,082
SUNNY RIDGE MHP, LLC	1,153,072	1,206,302
Total Tenants in Common Equity	$2,371,340	$1,931,384
Total Liabilities and Tenants in Common Equity	$4,532,305	$4,666,389

Note 12 – Subsequent Events

On January 3, 2023, the Company announced that our Board of Directors authorized a distribution of $0.039 per share or per unit monthly cash distribution for shareholders and unitholders of record of our common stock and partnership units, respectively, as of January 15, 2023, February 15, 2023 and March 15, 2023. January and February distributions were paid on January 30, 2023 and February 28, 2023 respectively, and the Company expects to pay March dividends on or about March 30, 2023.

Subsequent to December 31, 2022 but before the filing of this Annual Report on Form 10-K, 106,480 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 10,648 shares of common stock were issued upon exercise.

Agreements with Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130") in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new member, Brown Family Enterprises, LLC (the "Purchaser"), through the issuance to Purchaser of membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties.

Also on February 8, 2023, both of the Virginia SPEs and the Purchaser entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold to the Purchaser 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold to the Purchaser 120,000 Class A Preferred units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Purchaser will be paid an annual 7% preferred return on the preferred units of the Virginia SPEs (the “SPE Preferred Units”), payable on a monthly basis, and will share in approximately 16% of the equity in each of the Virginia SPEs. The Purchaser and the respective SPEs will both have the right to redeem the SPE Preferred Units after two (2) years for cash in the amount of the Purchaser’s unreturned capital contribution and accrued but unpaid preferred return (the “Redemption Price”), provided that Purchaser will have the right to take the Redemption Price (or any portion thereof) in common units of the Operating Partnership at a conversion price equal to 85% of the average trading price of the Company’s common stock during the 30 trading days preceding redemption. The proceeds from the sale of the SPE Preferred Units were distributed to the Operating Partnership to fund the Operating Partnership’s redemption obligations from two members of the Operating Partnership who redeemed a total of 123,965 units both on January 27, 2023 at $20 per unit in the aggregate amount of $2,479,301 and to fund general corporate expenses of the Operating Partnership. The Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023. As a result of this transaction, the Company may be required to reimburse federal, state and local income taxes incurred by the remaining partner as per a tax protection agreement although the Company is continuing to evaluate such impact, if any.

Agreement with LMB Owenton I, LLC

On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement (the "LMB Agreement") with LMB Owenton I LLC, the contributor of the Company’s Tampa Starbucks property located at 10002 N Dale Mabry (the “Contributor”), in which GIPLP and the Contributor agreed to delay the Contributor’s right to require the redemption of the Contributor’s common units in the Operating Partnership until the third anniversary of the closing of the contribution of the Tampa Starbucks property, January 14th 2025, and for a reduced redemption price of $7.15 per common unit. Such agreement was made in consideration of the issuance to Contributor of an additional 44,228 common units in the Operating Partnership (the “Additional OP Units”), resulting in Contributor owning an aggregate of 157,771 common units in the Operating Partnership.

Purchase and Sale Agreement

On February 10, 2023, the Operating Partnership entered into a Purchase and Sale Agreement with Harbor Terrace Limited Partnership to acquire an approximately 48,000 square foot single-tenant retail building in Overland Park, KS for total consideration of $8,200,000, which is expected to be funded with approximately 50% mortgage debt and 50% equity. The building is occupied by Best Buy, Inc., who holds an investment grade credit rating of BBB+ on the S&P scale, and has approximately two years remaining on the current lease term, with one additional five year renewal option. The annual rent for the property is $630,994. The transaction is subject to customary closing conditions and due diligence.

Restricted Stock Issuances

On March 1, 2023, the board granted and the Company issued 98,593 restricted shares to directors, officers and employees effective March 1, 2023 valued at $5.68 per share that vest one-third on each anniversary of the grant date. The vested share restrictions will be removed upon the first annual anniversary of the award.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, MaloneBeiley, LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2022 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.2 from the Company’s Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed on March 18, 2022)
10.1+	Generation Income Properties, Inc. 2020 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
10.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
10.3+	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
10.4+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).
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

10.7

Note, Deed of Trust, Assignment of Leases and Rents, and Related Loan Documents Assignment, Assumption and Modification Agreement dated September 30, 2019 by and among Riverside Crossing, L.C., as original borrower, GIPVA 130 Corporate Blvd, LLC, as new borrower, Newport News Shipbuilding Employees; Credit Union, Inc. DBA BayPort Credit Union, and James B. Mears, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 filed on February 14, 2020).

10.8

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

10.13	Commitment for $25 Million Master Credit Facility with American Momentum Bank dated October 26, 2021 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on October 27, 2021)
10.14

Contribution Agreement, dated October 11, 2021, between Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on January 20, 2022)

10.15

Tenants in Common Agreement dated August 2, 2021 between GIPIL 525 S Perryville RD, LLC and Sunny Ridge MHP, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Amendment No. 9 to Registration Statement on Form S-11 filed on August 18, 2021).

10.16

Contribution and Subscription Agreement between the Company and Riverside Crossing, L.C. (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.16.1

Amendment to Contribution and Subscription Agreement with Riverside Crossing, L.C. (incorporated by reference to Exhibit 10.28.1 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.17

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

10.17.2

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

10.19

Tax Protection Agreement between the Company and Greenwal, L.C. dated September 30, 2019. (incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 6 to Registration Statement on Form S-11 filed on June 17, 2021).

10.20

Contribution and Subscription Agreement, dated October 28, 2020, between Generation Income Properties, L.P. and GIP Fund 1, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

10.21+

Form of Restricted Stock Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 18, 2022)

10.22

Purchase and Sale Agreement, dated October 28, 2021, between Generation Income Properties, LP and OREOF19 BR, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.23

First Amendment to Purchase and Sale Agreement, effective as of December 10, 2021, between Generation Income Properties, LP and OREOF19 BR, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.24

Assignment and Assumption of Purchase and Sale Agreement, effective as of December 23, 2021, by and between Generation Income Properties, LP and GIPCO 585 24 1/2 ROAD, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.25

Lease Agreement, dated as of February 27, 2006, between OREOF19 BR, LLC, as landlord, and Best Buy Stores, L.P., as tenant, as amended by that certain first amendment to lease, dated May 19, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.26

Guaranty, dated February 27, 2006, by Best Buy Co., Inc. in favor of OREOF BR, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.27

Purchase and Sale Agreement, dated October 27, 2021, between Generation Income Properties, LP and Elliott Bay Healthcare Realty, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.28

First Amendment to Purchase and Sale Agreement, dated December 10, 2021, between Generation Income Properties, LP and Elliott Bay Healthcare Realty, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.29

Assignment and Assumption of Purchase and Sale Agreement, effective as of December 23, 2021, by and between Generation Income Properties, LP and GIPIL 3134 W 76th Street, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.30

Second Amendment to Purchase and Sale Agreement, effective as of January 3, 2022, between Elliott Bay Healthcare Realty, LLC and GIPIL 3134 W 76th Street, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.31

Lease Agreement, dated as of January 24, 2006, between Elliott Bay Healthcare Realty, LLC, as landlord, and WSKC Dialysis Services, Inc., as tenant, as amended on August 16, 2016, and on November 13, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.32

Assignment and Assumption of Lease, Security Deposit and Guaranty, dated January 7, 2022, by and between Elliott Bay Healthcare Realty, LLC and GIPIL 3134 W 76th Street, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.33

Promissory Note, dated December 28, 2021, issued by GIPCO 585 24 1/2 ROAD, LLC, as borrower, in favor of American Momentum Bank, as lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.34

Loan Agreement, dated December 28, 2021, by and between GIPCO 585 24 1/2 ROAD, LLC and American Momentum Bank (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.35

Absolute Guaranty of Payment and Performance, dated December 28, 2021, by David Sobelman and Generation Income Properties, LP in favor of American Momentum Bank (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.36

Promissory Note, dated January 7, 2022, issued by GIPIL 3134 W 76th Street, LLC, as borrower, in favor of American Momentum Bank, as lender (incorporated by reference to Exhibit 10.37 to the Company’s Post-Effective Amendment No. 2 to Form S-11 filed on November 29, 2022).

10.37

Loan Agreement, dated January 7, 2022, by and between GIPIL 3134 W 76th Street, LLC and American Momentum Bank (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.38

Absolute Guaranty of Payment and Performance, dated December 23, 2021, by David Sobelman and Generation Income Properties, LP in favor of American Momentum Bank (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 16, 2022).

10.39

Loan Agreement, dated April 1, 2022, by and among GIPAZ 199 N Pantano Road, LLC, GIPCO 585 24 0.5 Road, LLC, GIPFL 702 Tillman Place, LLC, GIPFL 10002 N Dale Mabry, LLC, GIPNC 201 Etheridge Road, LLC, and GIPIL 3134 W 76TH Street LLC, as the borrowers, David Sobelman, as guarantor, and Valley National Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.40

Multi-State Fee and Leasehold Mortgage and Security Agreement, dated April 1, 2022, made by among GIPAZ 199 N Pantano Road, LLC, GIPCO 585 24 0.5 Road, LLC, GIPFL 702 Tillman Place, LLC, GIPFL 10002 N Dale Mabry, LLC, GIPNC 201 Etheridge Road, LLC, and GIPIL 3134 W 76TH Street LLC, as mortgagor(s), and Valley National Bank, as mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.41

Promissory Note, dated April 1, 2022, issued by GIPAZ 199 N Pantano Road, LLC, GIPCO 585 24 0.5 Road, LLC, GIPFL 702 Tillman Place, LLC, GIPFL 10002 N Dale Mabry, LLC, GIPNC 201 Etheridge Road, LLC, and GIPIL 3134 W 76TH Street LLC, as borrowers, in favor of Valley National Bank, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.42

Loan Agreement, dated April 1, 2022, by and among GIPIL 525 S Perryville Rd, LLC, and Sunny Ridge MHP LLC, as borrowers, David Sobelman, individually and as President of Generation Income Properties, Inc., the General Partner of Generation Income Properties, L.P., as guarantor, and Valley National Bank, as lender (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.43

Guaranty of Payment, dated April 1, 2022, by David Sobelman, individually and David Sobelman, as President of Generation Income Properties, Inc., the General Partner of Generation Income Properties, L.P., as guarantor, to Valley National Bank, as lender (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.44

Mortgage and Security Agreement, dated April 1, 2022, by GIPIL 525 Perryville Rd LLC, and Sunny Ridge MHP LLC, as mortgagors, and Valley National Bank, as mortgagee (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.45

Promissory Note, dated April 1, 2022, issued by GIPIL 525 S Perryville Rd, LLC and Sunny Ridge MHP LLC, as borrowers, in favor of Valley National Bank, as lender (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.46	Commitment for $50 Million Master Credit Commitment with American Momentum Bank dated May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on May 12, 2022).
10.47

Purchase and Sale Agreement, dated January 19, 2022, between Generation Income Properties, LP and NSHE Bassett, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on May 23, 2022).

10.48

Assignment and Assumption of Purchase and Sale Agreement, effective as of February 23, 2022, by and between Generation Income Properties, LP and GIPAZ 199 North Pantano Road, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A filed on May 23, 2022).

10.49

Sublease, dated as of January 30, 2003, between Continental 34 Fund Limited Partnership, as landlord, and Kohl’s Department Stores, Inc., as tenant, as amended by that certain first amendment to lease, dated June 10, 2003, as amended by that certain second amendment to lease, dated February 6, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K/A filed on May 23, 2022).

10.50

Land Lease Agreement, dated as of January 30, 2003, between October 23rd Group LLC., as landlord, and NSHE Bassett, LLC., as tenant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K/A filed on May 23, 2022).

10.51

Assignment and Assumption of Underlying Lease and Security Deposit, dated March 9, 2022, by and between NSHE Bassett, LLC and GIPAZ 199 North Pantano Road, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K/A filed on May 23, 2022).

10.52

Assignment and Assumption of Lease, Security Deposit and Guaranty, dated March 9, 2022, by and between NSHE Bassett, LLC and GIPAZ 199 North Pantano Road, LLC. Guaranty, dated January 30, 2003, by Kohl’s Corporation in favor of NSHE Bassett, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K/A filed on May 23, 2022).

10.53

Promissory Note, dated March 9, 2022, issued by GIPAZ 199 North Pantano Road, LLC, as borrower, in favor of American Momentum Bank, as lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K/A filed on May 23, 2022).

10.54

Loan Agreement, dated March 9, 2022, by and between GIPAZ 199 North Pantano Road, LLC and American Momentum Bank (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K/A filed on May 23, 2022).

10.55

Absolute Guaranty of Payment and Performance, dated March 9, 2022, by David Sobelman and Generation Income Properties, LP in favor of American Momentum Bank (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K/A filed on May 23, 2022).

10.56+

First Amended and Restated Employment Agreement, dated June 23, 2022, between the Company and David Sobelman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 27, 2022).

10.57	Revised Commitment Letter, dated September 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 14, 2022).
10.58

Redemption Agreement dated as of August 9, 2022 among the Company, Generation Income Properties, L.P. and Thomas Robinson (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 15, 2022).

10.59

Promissory Note dated October 14, 2022 between Generation Income Properties, L.P. and Brown Family Enterprises LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 18, 2022).

10.60

Security Agreement dated October 14, 2022 between Generation Income Properties, L.P. and Brown Family Enterprises (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 18, 2022).

10.61

First Amended and Restated Employment Agreement, dated June 23 2022, between Generation Income Properties, Inc. and David Sobelman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on January 4, 2023).

10.62

Second Amended and Restated Limited Liability Company Agreement of GIPVA 130 Corporate Blvd, LLC, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2023).

10.63

Unit Purchase Agreement, GIPVA 130 Corporate Blvd, LLC and Brown Family Enterprises, dated February 8, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 9, 2023).

10.64

Second Amended and Restated Limited Liability Company Agreement of GIPVA 2510 Walmer Ave, LLC, dated February 8, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 9, 2023).

10.65

Unit Purchase Agreement, GIPVA 2510 Walmer Ave, LLC and Brown Family Enterprises, dated February 8, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 9, 2023).

10.66

Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement, Generation Income Properties, L.P., and LMB Owenton I LLC, dated February 7, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on February 9, 2023).

10.67

Purchase and Sale Agreement between Generation Income Properties, L.P., and Harbor Terrace Limited Partnership, dated February 10, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 15, 2023).

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

GENERATION INCOME PROPERTIES, INC.

Date: March 28, 2023	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	March 28, 2023

/s/ Allison Davies	Chief Financial Officer
Allison Davies	(Principal Financial and Accounting Officer)	March 28, 2023

/s/ Ben Adams	Director
Ben Adams		March 28, 2023

/s/ Gena Cheng	Director
Gena Cheng		March 28, 2023

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		March 28, 2023

/s/ Betsy Peck	Director
Betsy Peck		March 28, 2023

/s/ Patrick Quilty	Director
Patrick Quilty		March 28, 2023