Form 10-Q
period 2023-03-31
GENERATION INCOME PROPERTIES, INC.
filed 2023-05-12
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 2,615,857 shares of Common Stock, par value $0.01 per share, outstanding as of May 8, 2023.

GENERATION INCOME PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

(unaudited)

	As of March 31,	As of December 31,
	2023	2022

Assets

Investments in real estate
Land	$12,577,544	$12,577,544
Building and site improvements	39,760,694	39,764,890
Tenant improvements	907,382	907,382
Acquired lease intangible assets	4,677,928	4,677,928
Less: accumulated depreciation and amortization	(6,176,672)	(5,623,318)
Net real estate investments	$51,746,876	$52,304,426
Investment in tenancy-in-common	1,232,670	1,218,268
Cash and cash equivalents	2,737,145	3,718,496
Restricted cash	34,500	34,500
Deferred rent asset	305,645	288,797
Prepaid expenses	542,574	132,642
Accounts receivable	151,218	96,063
Escrow deposits and other assets	210,296	184,241
Right of use asset, net	6,211,513	6,232,662
Total Assets	$63,172,437	$64,210,095

Liabilities and Equity

Liabilities
Accounts payable	$119,516	$173,461
Accrued expenses	263,621	365,624
Accrued expense - related party	506,000	128,901
Acquired lease intangible liabilities, net	613,676	639,973
Insurance payable	338,047	46,368
Deferred rent liability	156,075	251,798
Lease liability, net	6,370,726	6,356,288
Other payable - related party	2,262,300	2,587,300
Loan payable - related party	1,500,000	1,500,000
Mortgage loans, net of unamortized debt issuance costs of $688,516 and $717,381 at March 31, 2023 and December 31, 2022, respectively	35,111,116	35,233,878
Total liabilities	$47,241,077	$47,283,591

Redeemable Non-Controlling Interests	$6,326,737	$5,789,731

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,610,885 and 2,501,644 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	26,108	25,016
Additional paid-in capital	19,099,595	19,307,518
Accumulated deficit	(9,958,363)	(8,640,796)
Total Generation Income Properties, Inc. Stockholders' Equity	$9,167,340	$10,691,738

Non-Controlling Interest	$437,283	$445,035
Total equity	$9,604,623	$11,136,773

Total Liabilities and Equity	$63,172,437	$64,210,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

(unaudited)

	Three Months ended March 31,
	2023	2022
Revenue
Rental income	$1,326,707	$1,181,935
Other income	10,332	-
Total revenue	$1,337,039	$1,181,935

Expenses
General and administrative expense	$344,147	$341,680
Building expenses	313,600	253,391
Depreciation and amortization	557,550	430,893
Interest expense, net	469,210	330,294
Compensation costs	351,287	279,742
Total expenses	$2,035,794	$1,636,000
Operating loss	(698,755)	(454,065)
Other expense	(506,000)	-
Income on investment in tenancy-in-common	14,402	8,552
Net loss	$(1,190,353)	$(445,513)
Less: Net income attributable to non-controlling interests	127,214	129,963
Net loss attributable to Generation Income Properties, Inc.	$(1,317,567)	$(575,476)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,541,477	2,196,056

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.52)	$(0.26)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, December 31, 2021	2,172,950	$21,729	$19,051,929	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$9,134,979
Restricted stock unit compensation	47,142	471	93,455	-	93,926	-	93,926	-
Stock issuance costs	-	-	(6,091)	-	(6,091)		(6,091)
Cashless exercise of warrants	27,676	277	(277)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	1,109,570
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(115,303)
Dividends paid on common stock	-	-	(334,799)	-	(334,799)	-	(334,799)	-
Net (loss) income for the quarter	-	-	-	(575,476)	(575,476)	(1,120)	(576,596)	131,083
Balance, March 31, 2022	2,247,768	$22,477	$18,804,217	$(5,978,632)	$12,848,062	$464,654	$13,312,716	$10,260,329

Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$5,789,731
Restricted stock unit compensation	98,593	986	89,662	-	90,648	-	90,648	-
Cashless exercise of warrants	10,648	106	(106)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interest	-	-	-	-	-	(2,844)	(2,844)	(115,817)
Dividends paid on common stock	-	-	(297,479)	-	(297,479)	-	(297,479)	-
Net (loss) income for the quarter	-	-	-	(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595	$(9,958,363)	$9,167,340	$437,283	$9,604,623	$6,326,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,353)	$(445,513)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	421,987	316,901
Amortization of acquired lease intangible assets	135,563	113,992
Amortization of debt issuance costs	28,865	33,673
Amortization of below market leases	(26,114)	(23,841)
Amortization of above market ground lease	(183)	(43)
Restricted stock unit compensation	90,648	93,926
Non-cash ground lease expense	21,149	7,247
Income on investment in tenancy-in-common	(14,402)	(8,553)
Changes in operating assets and liabilities
Accounts receivable	(55,155)	(6,753)
Other assets	23,945	(83,704)
Deferred rent asset	(16,848)	(17,522)
Prepaid expenses	(409,932)	(257,117)
Accounts payable	(53,945)	(106,911)
Accrued expenses	275,096	145,290
Lease liability	14,438	9,620
Deferred rent liability	(95,723)	18,808
Net cash used in operating activities	$(850,964)	$(210,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$-	$(12,775,600)
Escrow (deposit) return for purchase of properties	(50,000)	75,000
Net cash used in investing activities	$(50,000)	$(12,700,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interest	$3,000,000	$1,109,570
Redemption of redeemable non-controlling interests	(2,479,299)	-
Repayment on other payable - related party	(325,000)	-
Mortgage loan borrowings	-	6,250,000
Mortgage loan repayments	(151,627)	(146,254)
Debt issuance costs	-	(78,878)
Stock issuance costs	-	(6,091)
Deferred financing costs	-	(165)
Insurance financing borrowings	352,307	288,693
Insurance financing repayments	(60,628)	(33,359)
Distribution on non-controlling interests	(118,661)	(119,241)
Dividends paid on common stock	(297,479)	(334,799)
Net cash (used in) provided by financing activities	$(80,387)	$6,929,476

Net decrease in cash and cash equivalents	$(981,351)	$(5,981,624)
Cash and cash equivalents and restricted cash - beginning of period	3,752,996	10,624,076
Cash and cash equivalents and restricted cash - end of period	$2,771,645	$4,642,452

CASH TRANSACTIONS
Interest paid	$469,191	$284,569
NON-CASH TRANSACTIONS
Stock issued for cashless exercise of Investor Warrants	$106	$277
Deferred distribution on redeemable non-controlling interests	16,305	15,780
Recognition of ROU asset and lease liability for ground lease related to property acquisition	$-	$6,304,334

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2023 owned 90% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership. The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of March 31, 2023, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held a partial interest in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

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

	As of March 31,	As of March 31,
	2023	2022
Cash and cash equivalents	$2,737,145	$4,607,952
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$2,771,645	$4,642,452

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes $175,466 and $271,189 of prepaid rent as of March 31, 2023 and December 31, 2022, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectability exists with respect to any tenant changes, the Company would recognize an adjustment to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three months ended March 31, 2023 or 2022.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses (“recoverable costs”). A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The Company often recognizes above- and below-market lease intangibles in connection with acquisitions of real estate. The capitalized above- and below-market lease intangibles are amortized to rental income over the remaining term of the related leases.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in compensation costs based on their fair values on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements, and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above- or below- market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under Accounting Standards Codification (“ASC”) 805 and to date has concluded that all asset transactions are asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements, and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place leases are estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining team of the leases as amortization expense. The fair value of the above- or below-market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above- or below-market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

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

Lease Liabilities

The Company has a certain property within its portfolio that is on land subject to a ground lease with a third party, which is classified as an operating lease. Accordingly, the Company owns only a long-term leasehold in this property. The building and improvements constructed on the leased land are capitalized as investment in real estate and are depreciated over the shorter of the useful life of the improvements or the lease term.

Under ASC 842, the Company recognizes a lease liability for its ground lease and corresponding right of use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the lease liability and resulting right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the lease liability.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the three months ended March 31, 2023 or 2022.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's investment in tenancy-in-common during the three months ended March 31, 2023 or 2022.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three months ended March 31, 2023 and 2022.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of March 31, 2023 or 2022. At March 31, 2023, the Company's tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. As of the three months ended March 31, 2023 and 2022, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Recent Acounting Prounouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments - Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, including interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 3 – Investments in Real Estate

The Company did not acquire any properties during the three months ended March 31, 2023. The Company acquired three properties during the three months ended March 31, 2022, detailed below:

•
On January 7, 2022, the Company acquired an approximately 10,900 square foot single tenant medical-retail property leased to Fresenius Medical Care (NYSE: FMS) located in Chicago, Illinois. The acquisition was financed with a $1,550,000 promissory note and the balance with cash on hand.
•
On January 14, 2022, the Company acquired an approximately 2,600 square foot single tenant retail property leased to Starbucks Coffee (NASDAQ: SBUX) located in Tampa, Florida. The acquisition was financed with the issuance of a redeemable non-controlling interest of $1,109,570, debt of $1,050,000 and the balance with cash on hand.
•
On March 9, 2022, the Company acquired a leasehold interest in a ground lease and corresponding assignment of an approximately 88,400 square foot single tenant retail property leased to Kohl's Corporation (NYSE: KSS) located in Tucson, Arizona. The acquisition was financed with a $3,650,000 promissory note and the balance with cash on hand.

The following table details the properties acquired during the three months ended March 31, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,217,395	700,859	6,175,908	8,094,162
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,239,286	$2,277,455	$7,506,247	$13,022,988
Right of use asset	-	-	6,304,334	6,304,334
Less: Acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Less: Lease liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,219,422	$2,263,958	$7,374,248	$12,857,628

Note 4 – Acquired Lease Intangible Assets, net

Acquired lease intangible assets, net is comprised of the following:

	As of March 31,	As of December 31,
	2023	2022
Acquired lease intangible assets	$4,677,928	$4,677,928
Accumulated amortization	(1,658,133)	(1,522,570)
Acquired lease intangible assets, net	$3,019,795	$3,155,358

The amortization for lease intangible assets for the three months ended March 31, 2023 and 2022 was $135,563 and $113,992, respectively. The future amortization for acquired lease intangible assets, net for subsequent years ending December 31 is listed below:

As of March 31,
2023
2023 (9 months remaining)	$407,391
2024	542,954
2025	509,815
2026	489,884
2027	394,952
Thereafter	674,799
$3,019,795

Note 5 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of March 31,	As of December 31,
	2023	2022
Acquired lessor lease intangible liabilities	$965,216	$965,216
Accumulated accretion to rental income	(395,972)	(369,858)
Acquired lessor lease intangible liabilities, net	$569,244	$595,358

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(775)	(592)
Acquired lessee lease intangible liabilities, net	$44,432	$44,615

The amortization for acquired lessor lease intangible liabilities for the three months ended March 31, 2023 and 2022 was $26,114 and $23,841, respectively. The future amortization for Acquired Lessor Lease Intangible Liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2023
2023 (9 months remaining)	$79,074
2024	105,188
2025	105,188
2026	93,907
2027	93,907
Thereafter	91,980
$569,244

The amortization for acquired lessee lease intangible liabilities for the three months ended March 31, 2023 and 2022 was $183 and $43, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2023
2023 (9 months remaining)	$549
2024	732
2025	732
2026	732
2027	732
Thereafter	40,955
$44,432

Note 6 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income three months ended March 31, 2023 and 2022:

	2023	2022
Rental income
Fixed and in-substance fixed lease income	$1,203,924	$1,085,741
Variable lease income	79,821	71,253
Other related lease income, net:
Amortization of below-market leases	26,114	23,841
Straight line rent revenue	16,848	1,100
Total rental income	$1,326,707	$1,181,935

For the three months ended March 31, 2023 and 2022, we had four tenants that each account for more than 10% of our annual rental revenue as indicated below:

	2023	2022
General Services Administration - Norfolk, VA & Manteo, NC	23%	22%
PRA Holdings, Inc. - Norfolk, VA	16%	16%
Pratt & Whitney Automation, Inc. - Huntsville, AL	15%	15%
Kohl's Corporation - Tucson, AZ	17%	Less than 10%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of March 31,
2023
2023 (9 months remaining)	$3,543,139
2024	4,785,452
2025	4,635,711
2026	4,513,724
2027	3,919,118
Thereafter	5,210,921
$26,608,065

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $16,000 for the three months ended March 31, 2023 and 2022, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $58,175 and $14,387 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of March 31, 2023 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of March 31, 2023.

As of March 31,
2023
2023 (9 months remaining)	$174,525
2024	244,077
2025	245,111
2026	245,111
2027	245,111
Thereafter	21,820,644
Total undiscounted liability	$22,974,579
Present value discount	(16,603,853)
Lease liability	$6,370,726
Discount rate	4.58%
Term Remaining	61 years

Note 7 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

As part of the Company’s acquisition of a property for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Trust is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 9% IRR on a monthly basis. After 24 months, the Brown Family Trust has the right to redeem and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $500,000 as of March 31, 2023. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s acquisition of a property for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Irby Prop Partners on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. The Operating Partnership is the general manager of the subsidiary while Irby Prop Partners is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Irby Prop Partners has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $1,024,429 as of March 31, 2023. Distributable operating funds are distributed first to Irby Prop Partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s investment in a tenancy-in-common for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Richard Hornstrom on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. The Operating Partnership is the general manager of the subsidiary while Richard Hornstrom is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Richard Hornstrom has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $692,738 as of March 31, 2023. Distributable operating funds are distributed first to Richard Hornstrom until the unpaid preferred return is paid off and then to the Company.

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2023.

Each of the preferred members described above may redeem their interest on or after the Redemption date (second year anniversary of the closing of the acquisition), at the discretion of such preferred member, as applicable, all or a portion thereof, of such preferred member’s pro-rata share of the redemption value in the form of the units of the Operating Partnership ("GIP LP Units"). Such GIP LP Units shall be subject to all such restrictions, such as with respect to transferability, as reasonably imposed by the Operating Partnership. The number of GIP LP Units issued to any preferred member shall be determined by dividing the total amount of the redemption value that such preferred member shall receive in GIP LP Units by a 15% discount of the average 30-day market price of Generation Income Properties, Inc. common stock. GIP LP Units shall then be convertible into common stock of Generation Income Properties, Inc. on a 1:1 basis in accordance with the partnership agreement of the Operating Partnership. Additionally, the Operating Partnership has the right to redeem the preferred equity at redemption value with cash after the second year anniversary of the closing of the acquisition.

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022. The Company made the first and second installment payments of $325,000 each in accordance with the Redemption Agreement on September 13, 2022 and March 8, 2023, respectively, reducing the current balance of the other payable - related party to $2,262,300 as of March 31, 2023. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the three months ended March 31, 2023, we accrued $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement.

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 157,771 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of March 31, 2023.

Non-Controlling Interest (Permanent Equity)

As part of the Company’s acquisition of one property on November 30, 2020 for $1,847,700 in Tampa, FL, the Operating Partnership entered into a contribution agreement with GIP Fund 1, LLC that resulted in the issuance of 24,309 GIP LP Units in the Operating Partnership at $20.00 per share for a total value of $486,180. At the time of the acquisition, the Company’s President owned 11% of GIP Fund 1. GIP Fund 1 has since been dissolved and the GIP Units are now directly owned by the former members of GIP Fund 1. After 12 months, the contribution agreement allows for the former members of GIP Fund 1 to require the Operating Partnership to redeem, all or a portion of its GIP LP Units for common stock of the Company. As such, the Company has determined their equity should be classified as a Non-controlling interest.

Following these transactions as of March 31, 2023, the Company owned 90% of the common units in the Operating Partnership and outside investors owned 10%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three months ended March 31, 2023 and 2022:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2021	$500,000	$976,756	$659,972	$-	$6,998,251	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	1,109,570	-
Distribution on Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(15,269)	(56,686)	(115,303)	(3,938)
Net income (loss) for the quarter	11,260	28,370	19,498	15,269	56,686	131,083	(1,120)
Balance, March 31, 2022	$500,000	$986,125	$666,383	$1,109,570	$6,998,251	$10,260,329	$464,654

Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interest	3,000,000	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(19,336)	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	19,336	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$6,326,737	$437,283

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

On September 8, 2021, the Company issued and sold, in an underwritten public offering (the “Public Offering”), 1,500,000 Units, with each unit consisting of one share of common stock, and one warrant to purchase one share of common stock (the “Investor Warrants”). On September 30, 2021, the Company issued and sold an additional 165,000 Investor Warrants as part of the underwriter’s Over-Allotment Option. The Investor Warrants issued in the offering entitle the holder to purchase one share of common stock at a price equal to $10.00 for a period of five years. Net proceeds generated were $13.8 million, net of underwriter discounts and other financing costs incurred since inception. As part of the Public Offering, the Company entered into an agreement with the Chief Executive Officer ("CEO") to redeem 112,500 shares of common stock for $100 which was recorded in accounts payable – related party at December 31,

2021. As of December 31, 2021 these shares had been physically returned to the Company's transfer agent, canceled, and the CEO was paid during the three months ended March 31, 2022.

On September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with a Redemption Agreement as discussed in Note 7 - Non-Controlling Interests, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the three months ended March 31, 2023, 106,480 Investor Warrants were exercised on a cashless basis resulting in the issuance of 10,648 shares of common stock. During the three months ended March 31, 2022, 276,760 warrants were exercised on a cashless basis resulting in the issuance of 27,676 shares of common stock. See Note 12 Subsequent Events for Investor Warrants exercised after March 31, 2023.

The Company has 996,420 and 1,638,090 warrants outstanding and exercisable as of March 31, 2023 and March 31, 2022, respectively, as summarized below. Investor Warrants issued on September 8 and 28, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of March 31,
Issue Date	2023
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	581,570
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
996,420

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(106,480)	10.00	-
As of March 31, 2023	996,420	$11.38	3.5

Warrants exercisable	996,420	$11.38	3.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Exercised	(276,760)	10.00	-
As of March 31, 2022	1,638,090	$10.84	4.5

Warrants exercisable	1,638,090	$10.84	4.5

There was no intrinsic value for the warrants as of March 31, 2023 or March 31, 2022.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of March 31, 2023, 171,590 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

•
On January 6, 2022, the board approved grants of 47,142 restricted shares to directors, officers and employees effective March 1, 2022 valued at $7.00 per share that vest annually over 1 year. The vested share restrictions will be removed upon the first annual anniversary of the award. The 47,142 restricted shares were issued to the directors, officers and employees in March 2022.
•
On April 12, 2022, the board approved grants of 357 restricted shares to a non-employee for chaplain services rendered effective April 16, 2022 valued at $7.06 per share that vest over 1 year. The vested share restrictions will be removed upon the first annual anniversary of the award. The 357 restricted shares were issued in April 2022.
•
On December 8, 2022, the board approved grants of 98,593 restricted shares to directors, officers and employees effective March 1, 2023 valued at $5.68 per share that vest annually over 3 years. The vested share restrictions will be removed upon the first annual anniversary of the award. The 98,593 restricted shares were issued to the directors, officers and employees in March 2023.

The following is a summary of restricted shares for the three months ended March 31, 2023 and 2022:

	2023	2022
Number of Shares Outstanding at beginning of period	58,502	23,167
Restricted Shares Issued	98,593	47,142
Restricted Shares Vested	(45,857)	(10,500)
Number of Shares Outstanding at end of period	111,238	59,809

The Company recorded stock based compensation expense of $90,648 and $93,926 during the three months ended March 31, 2023 and 2022, respectively.

Cash Distributions

While the Company is under no obligation to do so, the Company expects to continue to declare and pay distributions to its common stockholders and Operating Partnership unit holders for the foreseeable future. The issuance of a distribution will be determined by the Company's board of directors based on the Company's financial condition and such other factors as the Company's board of directors deems relevant. The Company has not established a minimum distribution, and the Company's charter does not require that the Company issue distributions to its stockholders other than as necessary to meet REIT qualification standards.

The following is a summary of distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
January 3, 2023	March 15, 2023	$0.039
January 3, 2023	February 15, 2023	$0.039
January 3, 2023	January 15, 2023	$0.039
October 3, 2022	December 15, 2022	$0.039
October 3, 2022	November 15, 2022	$0.039
October 3, 2022	October 15, 2022	$0.039
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054

Through June 2022, the Company's CEO waived his right to receive distributions with respect to the shares held by him as of the completion of the Public Offering.

Note 9 – Mortgage Loans

The Company had the following mortgage loans outstanding as of March 31, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	2023	2022	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,906,937	$10,957,829	1.25
GSA - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,518,613	7,578,304	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,687,418	4,728,462	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	928,728	928,728	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	928,728	928,728	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,552,644	2,552,644	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,727,108	1,727,108	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,298,047	1,298,047	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,964,745	3,964,745	1.50
	$37,450,913					$35,799,632	$35,951,259
Less Debt Issuance Costs, net						(688,516)	(717,381)
						$35,111,116	$35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

The Company amortized debt issuance costs during the three months ended March 31, 2023 and 2022 to interest expense of approximately $28,865 and $33,673, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2023 and paid $78,878 during the three months ended March 31, 2022.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one mortgage loan encumbered by six properties, requires the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2023, the Company was in compliance with all covenants.

On April 1, 2022, the Company entered into two mortgage loan agreements with an aggregate balance of $13.5 million as of March 31, 2023 to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

The Company’s President and CEO has personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,206,031. During the three months ended March 31, 2023, the Company incurred a guarantee fee expense to the Company's CEO of $60,493 recorded to interest expense. No guaranty fee expense was incurred during the three months ended March 31, 2022.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank (the “Lender”), by entering into a new commitment letter, to increase the available borrowings under the Facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of March 31, 2023 and December 31, 2022, the Company did not have an outstanding balance on the Facility.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 each on September 13, 2022 and March 8, 2023, respectively, with a remaining balance of $2,262,300 outstanding as of March 31, 2023.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2023
2023 (9 months remaining)	$633,897	$452,460	$-	$1,086,357
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,799,632	$2,262,300	$1,500,000	$39,561,932

Note 10 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 on September 13, 2022 and March 8, 2023 with a remaining balance of $2,262,300 outstanding as of March 31, 2023. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

As disclosed previously, on November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC, a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 GIP LP Units valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of March 31, 2023.

Note 11 – Tenancy-in-Common Investment

On August 13, 2021, the Company entered into a tenancy-in-common (“TIC”) investment whereby the TIC acquired a 15,288 square foot single tenant property in Rockford, IL for total consideration of approximately $4.5 million. The Company acquired a 36.8% interest in the TIC acquisition with Sunny Ridge HHP, LLC (“Sunny Ridge”) holding the remaining TIC interest. Funding for the Company’s interest was primarily funded through a redeemable non-controlling interest contribution from Richard Hornstrom to one of the Company's subsidiaries for $650,000. The remainder of the purchase price of the property was funded by Sunny Ridge of $1.2 million and debt financing of approximately $2.7 million. Richard Hornstrom owns 50% of Sunny Ridge and also contributed $600,000 of $950,000 redeemable non-controlling interest contribution for the Plant City, FL property.

On April 1, 2022, the TIC refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guaranty agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of March 31, 2023, the Company was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,888 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. The Rockford, IL property was accounted for under the equity method and as of March 31, 2023 it had a value of $1,232,670.

The condensed income statements for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months ended March 31,
	2023	2022
Total revenue	$93,139	$93,139
Total expenses	$64,335	$69,924
Net income	$28,804	$23,215
GIP, LP's Share	$14,402	$8,552

The condensed balance sheets of the tenant in common investment as of March 31, 2023 and December 31, 2022, respectively, are as follows:

	As of March 31,	As of December 31,
	2023	2022

Net real estate investments	$4,473,616	$4,503,120
Deferred rent asset	6,764	7,132
Prepaid expenses	4,300	343
Due from related party	52,429	21,710
Total Assets	$4,537,109	$4,532,305

Accounts payable and accrued expenses	$8,275	$6,738
Prepaid rent	30,550	30,550
Acquired lease intangible liabilities, net	33,703	35,561
Mortgage loan, net of unamortized debt issuance costs	2,088,437	2,088,116
Total Liabilities	$2,160,965	$2,160,965

GIP, LP	$1,232,670	$1,218,268
SUNNY RIDGE MHP, LLC	1,143,474	1,153,072
Total Tenants in Common Equity	$2,376,144	$2,371,340
Total Liabilities and Tenants in Common Equity	$4,537,109	$4,532,305

Note 12 – Subsequent Events

On April 3, 2023, the Company announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2022, May 15, 2022, and June 15, 2022. April distributions were paid on May 1, 2023 and the Company expects to pay May and June distributions on or about May 30, 2023 and June 30, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

On April 3, 2023, the Operating Partnership elected to exercise its right to terminate the previously disclosed Purchase and Sale Agreement with Harbor Terrace Limited Partnership to acquire an approximately 48,000 square foot single-tenant retail building in Overland Park, Kansas for total consideration of $8,200,000 per its findings during the inspection period.

Subsequent to March 31, 2023 but before the filing of this Quarterly Report on Form 10-Q, 49,720 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 4,972 shares of common stock were issued upon exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the risk factors listed from time to time in our reports with the Securities and Exchange Commission, including, in particular, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2023 owned 90% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of March 31, 2023:

•
Creditworthy Tenants. Approximately 62% of our portfolio’s annualized base rent ("ABR") as of March 31, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt and Whitney, and Kohl’s Corporation and contributed approximately 66% of our portfolio’s annualized base rent.
•
% Leased. Our portfolio is 93% leased and occupied.
•
Contractual Rent Growth. Approximately 100% of the leases in our current portfolio (based on ABR as of March 31, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.05.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of March 31, 2023:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (6)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	3.0	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	4.9	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(5)	A-	5.8	2 x 5	Yes	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	5.5	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	Vacant	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	4.4	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	5.3	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	5.9	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	1.8	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	4.0	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	3.6	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	3.9	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	6.8	7 x 5	Yes	$823,962	$9.32
Tenants - Consolidated Properties		322,854						$4,720,749	$14.62
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	4.6	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		338,142						$5,087,349	$15.05

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of March 31, 2023. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenancy-in-common investment.
(5)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions.
(6)
Includes rent escalations available from lease renewal options.

Distributions

From inception through March 31, 2023, we have distributed approximately $2,953,234 to common stockholders.

Recent Developments

On April 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2022, May 15, 2022, and June 15, 2022. April distributions were paid on May 1, 2023 and we expect to pay May and June distributions on or about May 30, 2023 and June 30, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

Subsequent to March 31, 2023 but before the filing of this Quarterly Report on Form 10-Q, 49,720 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 4,972 shares of common stock were issued upon exercise.

Results of Operations

Operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

Revenue

During the three months ended March 31, 2023, total revenue from operations was $1,326,707 as compared to $1,181,935 for the three months ended March 31, 2022. Revenue increased during the three months ended March 31, 2023 by $144,772 from the acquisition of three additional properties during the three months ended March 31, 2022.

Operating Expenses

During the three months ended March 31, 2023, we incurred total operating expenses of $2,035,794 as compared to $1,636,000 for the three months ended March 31, 2022. Operating expenses increased by $399,794 as follows:

	Three months ended March 31,
	2023	2022	Change
General and administrative expense	344,147	341,680	2,467
Building expenses	313,600	253,391	60,209
Depreciation and amortization	557,550	430,893	126,657
Interest expense, net	469,210	330,294	138,916
Compensation costs	351,287	279,742	71,545
Total expenses	$2,035,794	$1,636,000	$399,794
•
General, administrative and organizational costs decreased by $2,467 which is consistent with the three months ended March 31, 2022.
•
Building expenses increased by $60,209 due to an increase in tenant reimbursable expenses incurred by the Company on behalf of tenants from the acquisition of three additional properties during the three months ended March 31, 2022. Reimbursement revenues included in Rental income offset this Building expense.
•
Depreciation and amortization increased by $126,657 from the acquisition of three additional properties during the three months ended March 31, 2022.
•
Interest expense, net increased by $138,916 due to interest on the mortgage loans from the acquisition of three additional properties during the three months ended March 31, 2022 offset by the reduction in interest expense due from the mortgage loans refinanced in April 2022. The additional increase is a result of the guarantee fee expense to the Company's CEO of $60,493 recorded to interest expense. No guaranty fee expense was incurred during the three months ended March 31, 2022.
•
Compensation costs increased by $71,545 primarily due to an increase in salary and bonus expense offset by a decrease in stock compensation expense.

Net loss

During the three months ended March 31, 2023 and 2022, we generated a net loss of $1,190,353 and $445,513, respectively.

Other expense

During the three months ended March 31, 2023, we accrued $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.

Net income attributable to non-controlling interests

During the three months ended March 31, 2023 and 2022, net income attributable to non-controlling interest was $127,214 and $129,963, respectively. The variance is attributable to an increase from additional redeemable non-controlling interests issued offset by a decrease in the Operating Partnership unit holders who have redeemed their interest in 2022 and 2023.

Net loss attributable to common shareholders

During the three months ended March 31, 2023 and 2022, we generated a net loss attributable to our shareholders of $1,317,567 and $575,476, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of March 31, 2023, we had total cash (unrestricted and restricted) of $2,771,645, properties with a gross cost basis of $56,913,125 and outstanding mortgage loans with a principal balance of $35,799,632.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, we entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per year. On May 9, 2022, we amended the Facility with the Lender, by entering into a new Facility, to increase the available borrowings from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, we and the Lender combined the prior commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of March 31, 2023 and December 31, 2022, we did not have an outstanding balance on the Facility.

On April 1, 2022, we entered into two mortgage loan agreements with an aggregate balance of $13.5 million as of March 31, 2023 to refinance seven of our properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. Our CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

Our President and CEO has also personally guaranteed the repayment of the $11.0 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,206,031.

During the three months ended March 31, 2023, we incurred a guarantee fee expense to our President and CEO of $60,493 recorded to interest expense. No guaranty fee expense was incurred during the three months ended March 31, 2022.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 each on September 13, 2022 and March 8, 2023, respectively, with a remaining balance of $2,262,300 outstanding as of March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, we had total current liabilities which consists of accounts payable, accrued expenses, insurance payable of $1,227,184 and $714,354, respectively.

Outstanding mortgage loans payable consisted of the following as of March 31, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By (Tenant-Location)	Loan Amount		Interest Rate		Maturity Date	2023	2022	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,906,937	$10,957,829	1.25
GSA - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,518,613	7,578,304	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,687,418	4,728,462	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	928,728	928,728	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	928,728	928,728	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,552,644	2,552,644	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,727,108	1,727,108	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,298,047	1,298,047	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,964,745	3,964,745	1.50
	$37,450,913					$35,799,632	$35,951,259
Less Debt Issuance Costs, net						(688,516)	(717,381)
						$35,111,116	$35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

We amortized debt issuance costs during the three months ended March 31, 2023 and 2022 to interest expense of approximately $28,865 and $33,673, respectively. We incurred debt issuance costs of $78,878 for the three months ended March 31, 2022.

Each promissory note requires us to maintain certain debt service coverage ratios as noted above. In addition, one mortgage loan, encumbered by six properties and requiring a 1.50 DSCR, requires us to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2023, we were in compliance with all covenants.

Minimum required principal payments on our debt as of March 31, 2023 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2023
2023 (9 months remaining)	$633,897	$452,460	$-	$1,086,357
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,799,632	$2,262,300	$1,500,000	$39,561,932

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family

Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2023.

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

Cash from Operating Activities

Net cash used in operating activities was $850,964 and $210,500 for the three months ended March 31, 2023 and 2022, respectively. The change is primarily due to an increase in depreciation and amortization, deferred rent asset, prepaid expenses, accounts receivable and a decrease in the deferred rent liability offset by an increase in accrued expenses.

Cash from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was a $50,000 escrow deposit paid to purchase a property. Net cash used in investing activities was $12,700,600 during the three months ended March 31, 2022. The decrease in cash used in investing activities is due to the acquisition of three additional properties during the three months ended March 31, 2022 offset by a deposit paid to acquire a property.

Cash from Financing Activities

Net cash used in financing activities was $80,387 for the three months ended March 31, 2023 and net cash provided by financing activities was $6,929,476 for the three months ended March 31, 2022. The change is primarily related to the mortgage loan borrowings to acquire three additional properties during the three months ended March 31, 2022 offset by an increase in proceeds from issuance of redeemable non-controlling interest.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as GAAP net income or loss adjusted to exclude non-recurring or extraordinary items (as defined by GAAP), net gains from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets, and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. We then adjust FFO for non-cash revenues and expenses such as amortization of deferred financing costs, above and below market lease intangible amortization, straight line rent adjustment where the Company is both the lessor and lessee, and non-cash stock compensation to calculate Core AFFO.

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

As FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and non-recurring or extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income or loss. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which could be significant economic costs and could materially impact our results from operations. Additionally, FFO does not reflect distributions paid to redeemable non-controlling interests.

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended March 31,
	2023	2022

Net loss	$(1,190,353)	$(445,513)
Other expense	506,000	-
Depreciation and amortization	557,550	430,893
Funds From Operations	$(126,803)	$(14,620)
Amortization of debt issuance costs	28,865	33,673
Non-cash stock compensation	90,648	93,926
Adjustments to Funds From Operations	119,513	127,599
Core Funds From Operations	$(7,290)	$112,979

Net loss	$(1,190,353)	$(445,513)
Other expense	506,000	-
Depreciation and amortization	557,550	430,893
Amortization of debt issuance costs	28,865	33,673
Above and below-market lease amortization, net	(26,297)	(23,884)
Straight line rent, net	18,738	(1,100)
Adjustments to net loss	$1,084,856	$439,582
Adjusted Funds From Operations	$(105,497)	$(5,931)

Non-cash stock compensation	$90,648	$93,926
Adjustments to Adjusted Funds From Operations	$90,648	$93,926
Core Adjusted Funds From Operations	$(14,849)	$87,995

Net loss	$(1,190,353)	$(445,513)
Net income attributable to non-controlling interests	(127,214)	(129,963)
Net loss attributable to Generation Income Properties, Inc.	$(1,317,567)	$(575,476)

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

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
10.1

Second Amended and Restated Limited Liability Company Agreement of GIPVA 130 Corporate Blvd, LLC, dated February 08, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2023).

10.2

Unit Purchase Agreement, GIPVA 130 Corporate Blvd, LLC and Brown Family Enterprises, dated February 08, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 9, 2023).

10.3

Second Amended and Restated Limited Liability Company Agreement of GIPVA 2510 Walmer Ave, LLC, dated February 08, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 9, 2023).

10.4

Unit Purchase Agreement, GIPVA 2510 Walmer Ave, LLC and Brown Family Enterprises, dated February 08, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 9, 2023).

10.5

Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement, Generation Income Properties, L.P., and LMB Owenton I LLC, dated February 07, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 9, 2023).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: May 12, 2023	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)