Form 10-Q
period 2023-06-30
GENERATION INCOME PROPERTIES, INC.
filed 2023-08-14
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 2,617,588 shares of Common Stock, par value $0.01 per share, outstanding as of August 8, 2023.

GENERATION INCOME PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements GENERATION INCOME PROPERTIES, INC.

Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Assets
Investments in real estate
Land	$12,577,544	$12,577,544
Building and site improvements	39,772,590	39,764,890
Tenant improvements	907,382	907,382
Acquired lease intangible assets	4,387,526	4,677,928
Less: accumulated depreciation and amortization	(6,441,616)	(5,623,318)
Net real estate investments	$51,203,426	$52,304,426
Investment in tenancy-in-common	1,247,679	1,218,268
Cash and cash equivalents	2,105,392	3,718,496
Restricted cash	34,500	34,500
Deferred rent asset	319,528	288,797
Prepaid expenses	533,446	132,642
Accounts receivable	125,299	96,063
Escrow deposits and other assets	285,287	184,241
Right of use asset, net	6,190,529	6,232,662
Total Assets	$62,045,086	$64,210,095

Liabilities and Equity
Liabilities
Accounts payable	$242,855	$173,461
Accrued expenses	379,508	365,624
Accrued expense - related party	506,000	128,901
Acquired lease intangible liabilities, net	537,618	639,973
Insurance payable	239,301	46,368
Deferred rent liability	232,550	251,798
Lease liability, net	6,365,937	6,356,288
Other payable - related party	2,262,300	2,587,300
Loan payable - related party	1,500,000	1,500,000
Mortgage loans, net of unamortized debt issuance costs of $659,651 and $717,381 at June 30, 2023 and December 31, 2022, respectively	34,958,848	35,233,878
Total liabilities	$47,224,917	$47,283,591

Redeemable Non-Controlling Interests	$6,343,042	$5,789,731

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,617,538 and 2,501,644 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$26,175	$25,016
Additional paid-in capital	18,870,576	19,307,518
Accumulated deficit	(10,839,825)	(8,640,796)
Total Generation Income Properties, Inc. Stockholders' Equity	$8,056,926	$10,691,738

Non-Controlling Interest	$420,201	$445,035
Total equity	$8,477,127	$11,136,773

Total Liabilities and Equity	$62,045,086	$64,210,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Revenue
Rental income	$1,318,750	$1,378,562	$2,645,457	$2,560,497
Other income	10,128	541	20,460	541
Total revenue	$1,328,878	$1,379,103	$2,665,917	$2,561,038

Expenses
General and administrative expense	$358,989	$472,736	$703,136	$814,416
Building expenses	320,255	325,201	633,855	578,592
Depreciation and amortization	558,001	558,676	1,115,551	989,569
Interest expense, net	466,751	375,627	935,961	705,921
Compensation costs	282,719	310,698	634,006	590,440
Total expenses	$1,986,715	$2,042,938	$4,022,509	$3,678,938
Operating loss	(657,837)	(663,835)	(1,356,592)	(1,117,900)
Other expense	-	-	(506,000)	$-
Income (loss) on investment in tenancy-in-common	15,009	(1,462)	29,411	7,090
Dead deal expense	(109,569)	(107,371)	(109,569)	(107,371)
Loss on debt extinguishment	-	(144,029)	-	(144,029)
Net loss	$(752,397)	$(916,697)	$(1,942,750)	$(1,362,210)
Less: Net income attributable to non-controlling interests	129,065	130,181	256,279	260,144
Net loss attributable to Generation Income Properties, Inc.	$(881,462)	$(1,046,878)	$(2,199,029)	$(1,622,354)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,615,471	2,255,441	2,578,678	2,224,419

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.34)	$(0.46)	$(0.85)	$(0.73)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, December 31, 2021	2,172,950	$21,729	$19,051,929	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$9,134,979
Restricted stock unit compensation	47,142	471	93,455	-	93,926	-	93,926	-
Stock issuance costs	-	-	(6,091)	-	(6,091)	-	(6,091)	-
Cashless exercise of warrants	27,676	277	(277)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	1,109,570
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(115,303)
Dividends paid on common stock	-	-	(334,799)	-	(334,799)	-	(334,799)	-
Net (loss) income for the quarter	-	-	-	(575,476)	(575,476)	(1,120)	(576,596)	131,083
Balance, March 31, 2022	2,247,768	$22,477	$18,804,217	$(5,978,632)	$12,848,062	$464,654	$13,312,716	$10,260,329
Restricted stock unit compensation	357	4	124,114	-	124,118	-	124,118	-
Cashless exercise of warrants	9,662	96	(96)	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(406,652)
Distribution on Non-Controlling Interest	-	-	-	-	-	(3,938)	(3,938)	(118,556)
Dividends paid on common stock	-	-	(343,254)	-	(343,254)	-	(343,254)	-
Net (loss) income for the quarter				(1,046,878)	(1,046,878)	(4,329)	(1,051,207)	134,510
Balance, June 30, 2022	2,257,787	$22,577	$18,584,981	$(7,025,510)	$11,582,048	$456,387	$12,038,435	$9,869,631

Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$5,789,731
Restricted stock unit compensation	98,593	986	89,662	-	90,648	-	90,648	-
Cashless exercise of warrants	10,648	106	(106)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interest	-	-	-	-	-	(2,844)	(2,844)	(115,817)
Dividends paid on common stock	-	-	(297,479)	-	(297,479)	-	(297,479)	-
Net (loss) income for the quarter	-	-	-	(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595	$(9,958,363)	$9,167,340	$437,283	$9,604,623	$6,326,737
Restricted stock unit compensation	-	-	77,039	-	77,039	-	77,039	-
Cashless exercise of warrants	6,653	67	(67)	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-
Distribution on Non-Controlling Interest	-	-	-	-	-	(2,844)	(2,844)	(126,998)
Dividends paid on common stock	-	-	(305,991)	-	(305,991)	-	(305,991)	-
Net (loss) income for the quarter	-	-	-	(881,462)	(881,462)	(14,238)	(895,700)	143,303
Balance, June 30, 2023	2,617,538	$26,175	$18,870,576	$(10,839,825)	$8,056,926	$420,201	$8,477,127	$6,343,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,942,750)	$(1,362,210)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	844,249	737,552
Amortization of acquired lease intangible assets	271,302	252,017
Amortization of debt issuance costs	57,730	61,606
Amortization of below market leases	(101,989)	(49,955)
Amortization of above market ground lease	(366)	(226)
Restricted stock unit compensation	167,687	218,044
Non-cash ground lease expense	42,133	28,936
Income on investment in tenancy-in-common	(29,411)	(7,090)
Dead deal expense	109,569	107,371
Loss on debt extinguishment	-	144,029
Changes in operating assets and liabilities
Accounts receivable	(29,236)	(6,136)
Escrow deposits and other assets	(1,046)	(46,187)
Deferred rent asset	(30,731)	(40,522)
Prepaid expenses	(336,070)	(126,596)
Accounts payable	69,394	(179,958)
Accrued expenses	390,983	60,568
Lease liability	9,649	23,517
Deferred rent liability	(19,248)	57,993
Net cash used in operating activities	$(528,151)	$(127,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$(14,551)	$(12,780,680)
Prepaid capitalizable deal costs for future property acquisition	$(174,303)	$-
Escrow (deposit) return for purchase of properties	-	75,000
Investment in tenancy-in-common	-	(455,889)
Net cash used in investing activities	$(188,854)	$(13,161,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interest	$3,000,000	$1,109,570
Redemption of redeemable non-controlling interests	(2,479,299)	(203,326)
Repayment on other payable - related party	(325,000)	-
Mortgage loan borrowings	-	17,650,000
Mortgage loan repayments	(332,760)	(11,014,986)
Escrow deposit to bank for future debt financing	(100,000)	-
Debt issuance costs	-	(354,432)
Stock issuance costs	-	(6,091)
Deferred financing costs	-	(87,020)
Insurance financing borrowings	352,307	288,693
Insurance financing repayments	(159,374)	(114,215)
Distribution on non-controlling interests	(248,503)	(241,735)
Dividends paid on common stock	(603,470)	(678,053)
Net cash (used in) provided by financing activities	$(896,099)	$6,348,405

Net decrease in cash and cash equivalents	$(1,613,104)	$(6,940,411)
Cash and cash equivalents and restricted cash - beginning of period	3,752,996	10,624,076
Cash and cash equivalents and restricted cash - end of period	$2,139,892	$3,683,665

CASH TRANSACTIONS
Interest paid	$882,585	$624,470
NON-CASH TRANSACTIONS
Stock issued for cashless exercise of Investor Warrants	$173	$373
Deferred distribution on redeemable non-controlling interests	$32,610	$31,734
Recognition of ROU asset and lease liability for ground lease related to property acquisition	$-	$6,304,334
Redemption of redeemable non-controlling interests accrued	$-	$203,326

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2023 owned 90% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership. The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of June 30, 2023, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 12 properties and held a partial interest in one additional property through a tenancy-in-common investment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Cash

The Company considers all demand deposits, cashier’s checks and money market accounts to be cash equivalents. Amounts included in restricted cash represent funds owned by the Company related to tenant escrow reimbursements and immediate capital repair reserve. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	As of June 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$2,105,392	$3,718,496
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$2,139,892	$3,752,996

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes $232,550 and $271,189 of prepaid rent as of June 30, 2023 and December 31, 2022, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would recognize an adjustment to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and six months ended June 30, 2023 and 2022.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the three and six months ended June 30, 2023 and 2022.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's investment in tenancy-in-common during the three and six months ended June 30, 2023 and 2022.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and six months ended June 30, 2023 and 2022.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of June 30, 2023 or December 31, 2022. As of June 30, 2023, the Company's tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and six months ended June 30, 2023 and 2022, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Recent Accounting Pronouncements

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

Note 3 – Investments in Real Estate

The Company did not acquire any properties during the three and six months ended June 30, 2023. The Company acquired three properties during the six months ended June 30, 2022, detailed below:

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

The following table details the properties acquired during the six months ended June 30, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,217,395	700,859	6,175,908	8,094,162
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,239,286	$2,277,455	$7,506,247	$13,022,988
Right of use asset	-	-	6,304,334	6,304,334
Less: Acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Less: Lease liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,219,422	$2,263,958	$7,374,248	$12,857,628

Note 4 – Acquired Lease Intangible Assets, net

Acquired lease intangible assets, net is comprised of the following:

	As of June 30,	As of December 31,
	2023	2022
Acquired lease intangible assets	$4,387,526	$4,677,928
Accumulated amortization	(1,503,470)	(1,522,570)
Acquired lease intangible assets, net	$2,884,056	$3,155,358

The amortization for lease intangible assets for the three months ended June 30, 2023 and 2022 was $135,739 and $138,025, respectively. The amortization for lease intangible assets for the six months ended June 30, 2023 and 2022 was $271,302 and $252,017, respectively. The future amortization for acquired lease intangible assets, net for subsequent years ending December 31 is listed below:

As of June 30,
2023
2023 (6 months remaining)	$545,335
2024	530,506
2025	446,443
2026	426,512
2027	331,580
Thereafter	603,681
$2,884,056

Note 5 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of June 30,	As of December 31,
	2023	2022
Acquired lessor lease intangible liabilities	$880,468	$965,216
Accumulated accretion to rental income	(387,099)	(369,858)
Acquired lessor lease intangible liabilities, net	$493,369	$595,358

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(958)	(592)
Acquired lessee lease intangible liabilities, net	$44,249	$44,615

The amortization for acquired lessor lease intangible liabilities for the three months ended June 30, 2023 and 2022 was $75,875 and $26,114, respectively. The amortization for acquired lessor lease intangible liabilities for the six months ended June 30, 2023 and 2022 was $101,989 and $49,955, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2023
2023 (6 months remaining)	$52,594
2024	105,188
2025	105,188
2026	93,907
2027	93,907
Thereafter	42,585
$493,369

The amortization for acquired lessee lease intangible liabilities for the three months ended June 30, 2023 and 2022 was $183 and $183, respectively. The amortization for acquired lessee lease intangible liabilities for the six months ended June 30, 2023 and 2022 was $366 and $226, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2023
2023 (6 months remaining)	$366
2024	732
2025	732
2026	732
2027	732
Thereafter	40,955
$44,249

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income during the three months ended June 30, 2023 and 2022:

	2023	2022
Rental income
Fixed and in-substance fixed lease income	$1,149,170	$1,236,032
Variable lease income	79,822	86,101
Other related lease income, net:	-	-
Amortization of below-market leases	75,875	26,114
Straight line rent revenue	13,883	30,315
Total rental income	$1,318,750	$1,378,562

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income during the six months ended June 30, 2023 and 2022:

	2023	2022
Rental income
Fixed and in-substance fixed lease income	$2,353,094	$2,321,773
Variable lease income	159,643	157,354
Other related lease income, net:
Amortization of below-market leases	101,989	49,955
Straight line rent revenue	30,731	31,415
Total rental income	$2,645,457	$2,560,497

For the six months ended June 30, 2023 and 2022, we had four tenants that each account for more than 10% of our annual rental revenue as indicated below:

	2023	2022
General Services Administration - Norfolk, VA & Manteo, NC	23%	21%
PRA Holdings, Inc. - Norfolk, VA	16%	15%
Pratt & Whitney Automation, Inc. - Huntsville, AL	15%	14%
Kohl's Corporation - Tucson, AZ	17%	11%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of June 30,
2023
2023 (6 months remaining)	$2,364,460
2024	4,157,539
2025	3,950,715
2026	3,828,728
2027	3,234,122
Thereafter	4,468,842
$22,004,406

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $93,762 and $109,015 for the three months ended June 30, 2023 and 2022, respectively, and $187,524 and $125,015 for the six months ended June 30, 2023 and 2022, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $58,175 and $58,176 during the three months ended June 30, 2023 and 2022, respectively, and $116,350 and $72,563 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of June 30, 2023 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheet as of June 30, 2023.

As of June 30,
2023
2023 (6 months remaining)	$116,350
2024	244,077
2025	245,111
2026	245,111
2027	245,111
Thereafter	21,820,644
Total undiscounted liability	$22,916,404
Present value discount	(16,550,467)
Lease liability	$6,365,937
Discount rate	4.58%
Term Remaining	61 years

Note 7 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

As part of the Company’s acquisition of a property for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Trust is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 9% internal rate of return ("IRR") on a monthly basis. After 24 months, the Brown Family Trust has the right to redeem and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $500,000 as of June 30, 2023. Distributable operating funds are distributed first to Brown Family Trust until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s acquisition of a property for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Irby Prop Partners on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. The Operating Partnership is the general manager of the subsidiary while Irby Prop Partners is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Irby Prop Partners has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $1,034,110 as of June 30, 2023. Distributable operating funds are distributed first to Irby Prop Partners until the unpaid preferred return is paid off and then to the Company.

As part of the Company’s investment in a tenancy-in-common for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Richard Hornstrom on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. The Operating Partnership is the general manager of the subsidiary while Richard Hornstrom is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Richard Hornstrom has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $699,362 as of June 30, 2023. Distributable operating funds are distributed first to Richard Hornstrom until the unpaid preferred return is paid off and then to the Company.

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2023.

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

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. The Company made the first and second installment payments of $325,000 each in accordance with the Redemption Agreement on September 13, 2022 and March 8, 2023, respectively, reducing the current balance of the other payable - related party to $2,262,300 as of June 30, 2023. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the six months ended June 30, 2023, we accrued $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement.

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 157,771 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of June 30, 2023.

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

Following these transactions as of June 30, 2023, the Company owned 90% of the common units in the Operating Partnership and outside investors owned 10%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and six months ended June 30, 2023 and 2022:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2021	$500,000	$976,756	$659,972	$-	$6,998,251	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	1,109,570	-
Distribution on Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(15,269)	(56,686)	(115,303)	(3,938)
Net income (loss) for the quarter	11,260	28,370	19,498	15,269	56,686	131,083	(1,120)
Balance, March 31, 2022	$500,000	$986,125	$666,383	$1,109,570	$6,998,251	$10,260,329	$464,654
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	(406,652)	(406,652)	-
Distribution on Non-Controlling Interest	(11,260)	(19,000)	(13,086)	(17,975)	(57,235)	(118,556)	(3,938)
Net income (loss) for the quarter	11,260	28,471	19,569	17,975	57,235	134,510	(4,329)
Balance, June 30, 2022	$500,000	$995,596	$672,866	$1,109,570	$6,591,599	$9,869,631	$456,387

Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interest	3,000,000	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(19,336)	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	19,336	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$6,326,737	$437,283
Distribution on Non-Controlling Interests	(63,606)	(19,000)	(13,000)	(18,157)	(13,235)	(126,998)	(2,844)
Net income (loss) for the quarter	63,606	28,681	19,624	18,157	13,235	143,303	(14,238)
Balance, June 30, 2023	$3,500,000	$1,034,110	$699,362	$1,109,570	$-	$6,343,042	$420,201

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

Warrants

Private Placement Warrants

On April 25, 2019, the Company raised $1,000,000 in a private placement by issuing 50,000 units, with each unit being comprised of one share of its common stock and one warrant to purchase one share of the Company's common stock. Each unit was sold for a price of $20.00 per unit. The shares of the Company’s common stock and warrants included in the units, were offered together, but the securities included in the units were issued separately. The warrants are exercisable at a price of $20.00 per share of common stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

Investor Warrants

Investor Warrants, as described above, may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the six months ended June 30, 2023, 173,010 Investor Warrants were exercised on a cashless basis resulting in the issuance of 17,301 shares of common stock. During the six months ended June 30, 2022, 373,380 warrants were exercised on a cashless basis resulting in the issuance of 37,338 shares of common stock. See Note 12 Subsequent Events for Investor Warrants exercised after June 30, 2023.

Representative's Warrants

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

The Company has 929,890 and 1,541,470 total warrants outstanding and exercisable as of June 30, 2023 and 2022, respectively, as summarized below. Investor Warrants issued on September 8 and 28, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of June 30,
Issue Date	2023
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	515,040
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
929,890

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(173,010)	10.00
As of June 30, 2023	929,890	$11.48	3.2

Warrants exercisable	929,890	$11.48	3.2

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Exercised	(373,380)	10.00
As of June 30, 2022	1,541,470	$10.89	4.2

Warrants exercisable	1,541,470	$10.89	4.2

There was no intrinsic value for the warrants as of June 30, 2023 or 2022.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of June 30, 2023, 171,590 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the six months ended June 30, 2023 and 2022:

	2023	2022
Number of Shares Outstanding at beginning of period	58,502	23,167
Restricted Shares Issued	98,593	47,499
Restricted Shares Vested	(46,213)	(10,500)
Number of Shares Outstanding at end of period	110,882	60,166

The Company recorded stock based compensation expense of $77,039 and $124,118 during the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock based compensation expense of $167,687 and $218,044 during the six months ended June 30, 2023 and 2022, respectively.

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

The following is a summary of distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039
January 3, 2023	February 15, 2023	$0.039
January 3, 2023	January 15, 2023	$0.039
October 3, 2022	December 15, 2022	$0.039
October 3, 2022	November 15, 2022	$0.039
October 3, 2022	October 15, 2022	$0.039
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054

Through June 2022, the Company's CEO waived his right to receive distributions with respect to the shares held by him as of the completion of the Public Offering.

Note 9 – Mortgage Loans

The Company had the following mortgage loans outstanding as of June 30, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By (Tenant-Location)	Original Loan Amount		Interest Rate		Maturity Date	2023	2022	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,857,962	$10,957,829	1.25
GSA - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,472,367	7,578,304	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,646,391	4,728,462	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	925,071	928,728	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	925,071	928,728	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,542,594	2,552,644	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,720,308	1,727,108	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,292,936	1,298,047	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,949,135	3,964,745	1.50
	$37,450,913					$35,618,499	$35,951,259
Less Debt Issuance Costs, net						(659,651)	(717,381)
						$34,958,848	$35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

The Company amortized debt issuance costs during the three months ended June 30, 2023 and 2022 to interest expense of $28,865 and $27,933, respectively. The Company amortized debt issuance costs during the six months ended June 30, 2023 and 2022 to interest expense of $57,730 and $61,606, respectively. The Company did not pay debt issuance costs during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022 the Company paid $275,554 and $354,432 of debt issuance costs, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, one mortgage loan encumbered by six properties, requires the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2023, the Company was in compliance with all covenants.

On April 1, 2022, the Company entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

The Company’s President and CEO has personally guaranteed the repayment of the $10.9 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has also provided a guarantee of the

Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,118,758. During the three and six months ended June 30, 2023, the Company incurred a guarantee fee expense to the Company's CEO of $55,652 and $116,145, respectively, recorded to interest expense. No guarantee fee expense was incurred during the three and six months ended June 30, 2022.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank, by entering into a new commitment letter, to increase the available borrowings under the facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of June 30, 2023 and December 31, 2022, the Company did not have an outstanding balance on the facility.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 each on September 13, 2022 and March 8, 2023, respectively, with a remaining balance of $2,262,300 outstanding as of June 30, 2023.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2023
2023 (6 months remaining)	$452,764	$452,460	$-	$905,224
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,618,499	$2,262,300	$1,500,000	$39,380,799

Note 10 – Related Party

As disclosed previously, on August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 on September 13, 2022 and March 8, 2023 with a remaining balance of $2,262,300 outstanding as of June 30, 2023. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

As disclosed previously, on November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC, a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 GIP LP Units valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of June 30, 2023.

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

On April 1, 2022, the TIC refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of June 30, 2023, the TIC was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,888 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. The Rockford, IL property was accounted for under the equity method and as of June 30, 2023 it had a value of $1,247,679.

The condensed income statements for the six months ended June 30, 2023 and 2022 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Total revenue	$100,731	$93,139	$193,870	$186,278
Total expenses	$70,714	$64,213	$135,049	$134,137
Operating income	$30,017	$28,926	$58,821	$52,141
Loss on debt extinguishment	$-	$(31,151)	$-	$(31,851)
Net income (loss)	$30,017	$(2,925)	$58,821	$20,290
GIP, LP's Share	$15,009	$(1,462)	$29,411	$7,090

The condensed balance sheets of the tenancy-in-common investment as of June 30, 2023 and December 31, 2022, respectively, are as follows:

	As of June 30,	As of December 31,
	2023	2022
Net real estate investments	$4,444,112	$4,503,120
Deferred rent asset	6,395	7,132
Prepaid expenses	1,318	343
Due from related party	76,735	21,710
Total Assets	$4,528,560	$4,532,305

Accounts payable and accrued expenses	$7,379	$6,738
Prepaid rent	26,681	30,550
Acquired lease intangible liabilities, net	31,845	35,561
Mortgage loan, net of unamortized debt issuance costs	2,080,490	2,088,116
Total Liabilities	$2,146,395	$2,160,965

GIP, LP	$1,247,679	$1,218,268
SUNNY RIDGE MHP, LLC	1,134,486	1,153,072
Total Tenants in Common Equity	$2,382,165	$2,371,340
Total Liabilities and Tenants in Common Equity	$4,528,560	$4,532,305

Note 12 – Subsequent Events

On July 3, 2023, the Company announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of July 15, 2023, August 15, 2023, and September 15, 2023. July

distributions were paid on July 31, 2023 and the Company expects to pay August and September distributions on or about August 31, 2023 and September 30, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

On July 21, 2023, the Company, through the Operating Partnership, amended and restated its previously disclosed Secured Promissory Note, dated October 14, 2022, payable to Brown Family Enterprises, LLC (the "Lender"), and the related Security Agreement with the Lender, dated October 14, 2022 (the “Security Agreement”), to reflect an increase in the Note and the loan evidenced thereby (the “Loan”) from $1.5 million to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original Note and Security Agreement.

Subsequent to June 30, 2023 but before the filing of this Quarterly Report on Form 10-Q, 500 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 50 shares of common stock were issued upon exercise.

On August 10, 2023, the Company entered into an Agreement of Purchase and Sale by and among (i) Modiv Inc., a Maryland corporation (“Modiv”), (ii) each entity identified as a “Seller” on the signature page thereto (together with Modiv, the “Seller”), (iii) the Company, and (iv) the Company’s operating partnership, Generation Income Properties, L.P., a Delaware limited partnership (the “Operating Partnership”), pursuant to which, the Company purchased a portfolio of 13 properties from the Seller (the “Portfolio Purchase”) for a purchase price of $42.0 million, excluding estimated transaction costs and expenses of $1.6 million, consisting of $30.0 million in cash and 2,400,000 shares of a new series of preferred stock designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company, par value $0.01 per share.

The Company funded the cash portion of the purchase price and the transaction expenses with a combination of cash on hand, $21.0 million in new secured mortgage debt, and a $12.0 million preferred equity investment by LC2-NNN Pref, LLC, a Florida limited liability company and affiliate of Loci Capital Partners (“LC2”), as summarized below:

•
The Company, through a newly formed subsidiary, GIP13 LLC, entered into a loan agreement with Valley National Bank (the "Lender") in the amount of $21.0 million, which is secured by the 13 properties comprising the Portfolio Purchase, and matures on August 10, 2028. To secure a fixed interest rate on this new debt, the Company entered into an interest rate swap agreement fixing the interest rate to 7.47% based on 1-month SOFR plus 3.25%. The Company’s CEO entered into a guarantee agreement for $7.5 million pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.
•
On August 10, 2023, the Company, through GIP VB SPE, LLC, entered into an Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) whereas LC2 purchased a preferred equity interest (the "Preferred Interest") in GIP VB SPE, LLC, providing proceeds of an initial capital contribution of $12.0 million, together with a commitment to make an additional $2.1 million contribution upon the acquisition of the Company's TIC investment. The Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly (the “Preferred Return”), a portion of which in the amount of 5%, compounded monthly, is deemed to be a "Current Preferred Return", and the remainder of which in the amount of 10.5% per annum (compounded monthly) is deemed to be the “Accrued Preferred Return.” The Company must redeem the membership interest by August 10, 2025, with two options to extend for an additional 12 months upon payment of an extension fee and an increased preferred rate of return of 18%. LC2 also received a 1% equity fee at closing and will receive a .5% equity fee upon repayment of the membership interest. LC2 will have approval rights to major decisions as defined by the agreement.

On August 10, 2023, the Company filed Articles Supplementary (the "Articles Supplementary"), with the State Department of Assessments and Taxation of the State of Maryland, to the Company’s Articles of Amendment and Restatement, as amended, classifying and designating 2,400,000 shares of the Company’s authorized capital stock as shares of Series A Redeemable Preferred Stock. The Company issued 2,400,000 shares of Series A Preferred Stock to Modiv on August 10, 2023, to fund a portion of the purchase price of the Portfolio Purchase. As set forth in the Articles Supplementary, the Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Holders of Series A Preferred Stock, when, as and if authorized by the Company’s board of directors and declared by the Company out of funds legally available for the payment of dividends, are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends are payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023. Dividends will accrue and be cumulative from and including August 10, 2023, the first date on which shares of the Series A Preferred Stock were issued.

From the date of issuance until March 15, 2024, the Series A Preferred Stock will be redeemable at the Company’s option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date, on each share of Series A Preferred Stock to be redeemed (the “Cash Redemption Price”) or (ii) subject to the Company’s satisfaction of certain conditions, a number of shares of Common Stock, in whole only and not in part, equal to the Cash Redemption Price, divided by the share price of the Common Stock as measured by the product of (a) the 60-day volume weighted average price (“VWAP”) from the date immediately preceding the redemption date and (b) 110%. The maximum number of shares of Common Stock that shall be required to redeem the shares of Series A Preferred Stock in full shall not exceed 3,000,000 shares of Common Stock (the “Ceiling”) and the minimum number of shares of Common Stock that shall be required to redeem the shares of Series A Preferred Stock in full shall be no less than 2,200,000 shares (the “Floor”); provided that the Ceiling will not apply if at any time after August 10, 2023, and before redemption of the Series A Preferred Stock, the Company fails to pay a monthly dividend on the Common Stock or reduces, or announces its intent to reduce, the monthly dividend paid on shares of Common Stock to a rate lower than $0.039 per share per month. Each of the Floor and the Ceiling is subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the Common Stock), subdivisions, reclassifications or combinations with respect to the Common Stock as described in the Articles Supplementary.

In addition, the Company’s right to redeem the Series A Preferred Stock for shares of Common Stock is conditioned upon the Company obtaining the approval of its stockholders for the issuance of such Common Stock, as required by the rules of The Nasdaq Stock Market ("Nasdaq"); such shares of Common Stock being listed on Nasdaq; and the SEC having declared a registration statement effective registering the distribution of such Common Stock by Modiv to its stockholders and/or the resale of such Common Stock by Modiv.

After March 15, 2024, the Company may only redeem the Series A Preferred Stock for the Cash Redemption Price, unless Modiv agrees, in its sole and absolute discretion, to a redemption of the Series A Preferred Stock for shares of Common Stock, on terms acceptable to Modiv.

The Company shall redeem the Series A Preferred Stock for an amount equal to the Cash Redemption Price, upon the delisting of the Common Stock from Nasdaq.

In the event of a Change of Control (as defined in the Articles Supplementary) of the Company, the Company shall redeem the Series A Preferred Stock, at the option of Modiv, for either (a) cash, in an amount equal to the Cash Redemption Price, (b) a number of shares of Common Stock equal to the Cash Redemption Price divided by the price per share of the Common Stock as measured by the VWAP of the Common Stock for the 60 trading days immediately preceding the date of the announcement of such Change of Control (the “Change of Control Share Redemption Consideration”) or (c) the kind and amount of consideration which Modiv would have owned or been entitled to receive had it held a number of shares of Common Stock equal to the Change of Control Share Redemption Consideration immediately prior to the effective time of the Change of Control.

Concurrent with the closing of the Portfolio Purchase as described above, the Company entered into certain redemption agreements for the following redeemable non-controlling interests in certain special purpose entities that own properties:

•
On August 8, 2023, the Company and the Brown Family Trust entered into an agreement to redeem Brown Family Trust's preferred equity interest of $500,000 and a deferred distribution of $1,250 paid on August 10, 2023.
•
On August 8, 2023, the Company and Irby Prop Partners entered into an agreement to redeem Irby Prop Partners' preferred equity interests of $950,000 and a deferred distribution of $90,070 paid on August 10, 2023.
•
On August 8, 2023, the Company and Richard Hornstrom entered into an agreement to redeem Richard Hornstrom's preferred equity interest of $650,000 and a deferred distribution of $57,780 paid on August 10, 2023.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2023 owned 90% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of June 30, 2023:

•
Creditworthy Tenants. Approximately 62% of our portfolio’s annualized base rent ("ABR") as of June 30, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, PRA Holdings, Inc., Pratt and Whitney, and Kohl’s Corporation and contributed approximately 66% of our portfolio’s annualized base rent.
•
Percent Leased. Our portfolio is 93% leased and occupied.
•
Contractual Rent Growth. Approximately 87% of the leases in our current portfolio (based on ABR as of June 30, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.05.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of June 30, 2023:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (6)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C	3,000	7-Eleven Corporation	A	2.8	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	4.7	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc. (5)	A-	0.6	N/A	N/A	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	5.2	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	Vacant	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB	4.2	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	5.1	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	5.6	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	1.5	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	3.8	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	3.3	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	3.7	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	6.6	7 x 5	Yes	$823,962	$9.32
Tenants - Consolidated Properties		322,854						$4,720,749	$14.62
Retail (4)	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	4.3	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		338,142						$5,087,349	$15.05

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of June 30, 2023. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
The Company’s pro-rata share is 50% of the tenancy-in-common investment.
(5)
Tenant has elected the right to terminate the lease on January 31, 2024 upon payment of a termination fee due January 31, 2024.
(6)
Includes rent escalations available from lease renewal options.

Distributions

From inception through June 30, 2023, we have distributed approximately $3,259,225 to common stockholders.

Recent Developments

On July 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of July 15, 2023, August 15, 2023, and September 15, 2023. July distributions were paid on July 31, 2023 and we expect to pay August and September distributions on or about August 30, 2023 and September 30, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

Subsequent to June 30, 2023 but before the filing of this Quarterly Report on Form 10-Q, 500 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 50 shares of common stock were issued upon exercise.

On July 3, 2023, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of July 15, 2023, August 15, 2023, and September 15, 2023. July distributions were paid on July 31, 2023 and we expect to pay August and September distributions on or about August 31, 2023 and September 30, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

On July 21, 2023, we, through the Operating Partnership, amended and restated its previously disclosed Secured Promissory Note, dated October 14, 2022, payable to Brown Family Enterprises, LLC (the "Lender"), and the related Security Agreement with the Lender, dated October 14, 2022 (the “Security Agreement”), to reflect an increase in the Note and the loan evidenced thereby (the “Loan”) from $1.5 million to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original Note and Security Agreement.

Subsequent to June 30, 2023 but before the filing of this Quarterly Report on Form 10-Q, 500 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of our shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 50 shares of common stock were issued upon exercise.

On August 10, 2023, we entered into an Agreement of Purchase and Sale by and among (i) Modiv Inc., a Maryland corporation (“Modiv”), (ii) each entity identified as a “Seller” on the signature page thereto (together with Modiv, the “Seller”), (iii) us, and (iv) the Operating Partnership pursuant to which we purchased a portfolio of 13 properties from the Seller (the “Portfolio Purchase”) for a purchase price of $42.0 million, excluding estimated transaction costs and expenses of $1.6 million, consisting of $30.0 million in cash and 2,400,000 shares of a new series of preferred stock designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share.

We funded the cash portion of the purchase price and the transaction expenses with a combination of cash on hand, $21.0 million in new secured mortgage debt, and a $12.0 million preferred equity investment by LC2-NNN Pref, LLC, a Florida limited liability company and affiliate of Loci Capital Partners (“LC2”), as summarized below:

•
We, through a newly formed subsidiary, GIP13 LLC, entered into a loan agreement with Valley National Bank (the "Lender") in the amount of $21.0 million, which is secured by the 13 properties comprising the Portfolio Purchase, and matures on August 10, 2028. To secure a fixed interest rate on this new debt, we entered into an interest rate swap agreement fixing the interest rate to 7.47% based on 1-month SOFR plus 3.25%. Our Chief Executive Officer, David Sobelman, entered into a guarantee agreement for $7.5 million pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.
•
On August 10, 2023, we, through GIP VB SPE, LLC, entered into an Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) whereas LC2 purchased a preferred equity interest (the "Preferred Interest") in GIP VB SPE, LLC, providing proceeds of an initial capital contribution of $12.0 million, together with a commitment to make an additional $2.1 million contribution upon the acquisition of our tenant-in-common investment. The Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly (the “Preferred Return”), a portion of which in the amount of 5%, compounded monthly, is deemed to be a "Current Preferred Return", and the remainder of which in the amount of 10.5% per annum (compounded monthly) is deemed to be the “Accrued Preferred Return.” We must redeem the membership interest by August 10, 2025, with two options to extend for an additional 12 months upon payment of an extension fee and an increased preferred rate of return of 18%. LC2 also received a 1% equity fee at closing and will receive a .5% equity fee upon repayment of the membership interest. LC2 will have approval rights to major decisions as defined by the agreement.

On August 10, 2023, we filed Articles Supplementary (the "Articles Supplementary"), with the State Department of Assessments and Taxation of the State of Maryland, to our Articles of Amendment and Restatement, as amended, classifying and designating 2,400,000 shares of our authorized capital stock as shares of Series A Redeemable Preferred Stock. We issued 2,400,000 shares of Series A Preferred Stock to Modiv on August 10, 2023, to fund a portion of the purchase price of the Portfolio Purchase. As set forth in the Articles Supplementary, the Series A Preferred Stock ranks, with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of our common stock, par value $0.01 per share (the “Common Stock”). Holders of Series A Preferred Stock, when, as and if authorized by our board of directors and declared by us out of funds legally available for the payment of dividends, are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends are payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023. Dividends will accrue and be cumulative from and including August 10, 2023, the first date on which shares of the Series A Preferred Stock were issued.

From the date of issuance until March 15, 2024, the Series A Preferred Stock will be redeemable at our option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date, on each share of Series A Preferred Stock to be redeemed (the “Cash Redemption Price”) or (ii) subject to our satisfaction of certain conditions, a number of shares of Common Stock, in whole only and not in part, equal to the Cash Redemption Price, divided by the share price of the Common Stock as measured by the product of (a) the 60-day volume weighted average price (“VWAP”) from the date immediately preceding the redemption date and (b) 110%. The maximum number of shares of Common Stock that shall be required to redeem the shares of Series A Preferred Stock in full shall not exceed 3,000,000 shares of Common Stock (the “Ceiling”) and the minimum number of shares of Common Stock that shall be required to redeem the shares of Series A Preferred Stock in full shall be no less than 2,200,000 shares (the “Floor”); provided that the Ceiling will not apply if at any time after August 10, 2023, and before redemption of the Series A Preferred Stock, we fail to pay a monthly dividend on the Common Stock or reduces, or announces its intent to reduce, the monthly dividend paid on shares of Common Stock to a rate lower than $0.039 per share per month. Each of the Floor and the Ceiling is subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the Common Stock), subdivisions, reclassifications or combinations with respect to the Common Stock as described in the Articles Supplementary.

In addition, our right to redeem the Series A Preferred Stock for shares of Common Stock is conditioned upon our obtaining the approval of its stockholders for the issuance of such Common Stock, as required by the rules of The Nasdaq Stock Market ("Nasdaq"); such shares of Common Stock being listed on Nasdaq; and the SEC having declared a registration statement effective registering the distribution of such Common Stock by Modiv to its stockholders and/or the resale of such Common Stock by Modiv.

After March 15, 2024, we may only redeem the Series A Preferred Stock for the Cash Redemption Price, unless Modiv agrees, in its sole and absolute discretion, to a redemption of the Series A Preferred Stock for shares of Common Stock, on terms acceptable to Modiv.

We shall redeem the Series A Preferred Stock for an amount equal to the Cash Redemption Price, upon the delisting of the Common Stock from Nasdaq.

In the event of a Change of Control (as defined in the Articles Supplementary), we shall redeem the Series A Preferred Stock, at the option of Modiv, for either (a) cash, in an amount equal to the Cash Redemption Price, (b) a number of shares of Common Stock equal to the Cash Redemption Price divided by the price per share of the Common Stock as measured by the VWAP of the Common Stock for the 60 trading days immediately preceding the date of the announcement of such Change of Control (the “Change of Control Share Redemption Consideration”) or (c) the kind and amount of consideration which Modiv would have owned or been entitled to receive had it held a number of shares of Common Stock equal to the Change of Control Share Redemption Consideration immediately prior to the effective time of the Change of Control.

Concurrent with the closing of the Portfolio Purchase as described above, we entered into certain redemption agreements for the following redeemable non-controlling interests in certain special purpose entities that own properties:

•
On August 8, 2023, we and the Brown Family Trust entered into an agreement to redeem Brown Family Trust's preferred equity interest of $500,000 and a deferred distribution of $1,250 paid on August 10, 2023.
•
On August 8, 2023, we and Irby Prop Partners entered into an agreement to redeem Irby Prop Partners' preferred equity interests of $950,000 and a deferred distribution of $90,070 paid on August 10, 2023.
•
On August 8, 2023, we and Richard Hornstrom entered into an agreement to redeem Richard Hornstrom's preferred equity interest of $650,000 and a deferred distribution of $57,780 paid on August 10, 2023.

Results of Operations

Operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

Revenue

During the three months ended June 30, 2023, total revenue from operations was $1,328,878 as compared to $1,379,103 for the three months ended June 30, 2022. Revenue decreased by $50,225 primarily due to the move out of one tenant in January 2023.

Operating Expenses

During the three months ended June 30, 2023, we incurred total operating expenses of $1,986,715 as compared to $2,042,938 for the three months ended June 30, 2022, a decrease of $56,223 as per below.

	Three Months Ended June 30,
	2023	2022	Change
General and administrative expense	$358,989	$472,736	$(113,747)
Building expenses	320,255	325,201	(4,946)
Depreciation and amortization	558,001	558,676	(675)
Interest expense, net	466,751	375,627	91,124
Compensation costs	282,719	310,698	(27,979)
Total expenses	$1,986,715	$2,042,938	$(56,223)
•
General, administrative and organizational costs decreased by $113,747 due to the reduction in legal expenses for corporate matters.
•
Building expenses and Depreciation and amortization are consistent with prior year as expected with no acquisition activity since March 2022.

•
Interest expense, net increased by $91,124 primarily due to the guarantee fee expense incurred. No guarantee fee expense was incurred during the three months ended June 30, 2022.
•
Compensation costs decreased by $27,979 primarily due to the reduction in stock compensation being partially offset by increases in salaries and bonuses.

Other expenses

•
During the three months ended June 30, 2023 and 2022, we incurred $109,569 and $107,371, respectively, in dead deal expense related to acquisition costs incurred in from assets we are no longer pursuing for acquisition.
•
During the three months ended June 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

Net loss

During the three months ended June 30, 2023 and 2022, we generated a net loss of $752,397 and $916,697, respectively.

Net income attributable to non-controlling interests

During the three months ended June 30, 2023 and 2022, net income attributable to non-controlling interest was $129,065 and $130,181, respectively. The variance is attributable to a decrease in the Operating Partnership unit holders who have redeemed their interest in 2022 and 2023 offset by an increase from additional redeemable non-controlling interests issued.

Net loss attributable to common shareholders

During the three months ended June 30, 2023 and 2022, we generated a net loss attributable to our shareholders of $881,462 and $1,046,878, respectively.

Operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

Revenue

During the six months ended June 30, 2023, total revenue from operations was $2,665,917 as compared to $2,561,038 for the six months ended June 30, 2022. Revenue increased by the acquisition of three properties in the first quarter of 2022 offset by a decrease in rental income due to the move out of one tenant in January 2023.

Operating Expenses

During the six months ended June 30, 2023, we incurred total operating expenses of $4,022,509 as compared to $3,678,938 for the six months ended June 30, 2023, an increase of $343,571 as per below.

	Six Months Ended June 30,
	2023	2022	Change
General, administrative and organizational costs	$703,136	$814,416	$(111,280)
Building expenses	633,855	578,592	55,263
Depreciation and amortization	1,115,551	989,569	125,982
Interest expense, net	935,961	705,921	230,040
Compensation costs	634,006	590,440	43,566
Total expenses	$4,022,509	$3,678,938	$343,571
•
General, administrative and organizational costs decreased by $111,280 due to the reduction in legal expenses for corporate matters.
•
Building expenses increased by $55,263 primarily related to an increase in ground lease expense from a property acquired in March 2022.
•
Depreciation and amortization increased by $125,982 due to the additional depreciation and amortization expense from the acquisition of three properties in the first quarter of 2022.
•
Interest expense, net increased by $230,040 due to interest on the mortgage loans from the acquisition of three additional properties in the first quarter of 2022 offset by the reduction in interest expense due from the mortgage loans refinanced in April 2022. The additional increase is attributable to the guarantee fee expense paid to the Company's CEO. No guarantee fee expense was incurred during the six months ended June 30, 2022.
•
Compensation costs increased by $43,566 primarily due to increases in salaries and bonuses partially offset by reduction in stock compensation.

Other expenses

•
During the six months ended June 30, 2023, we accrued $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.
•
During the six months ended June 30, 2023 and 2022, we incurred $109,569 and $107,371, respectively, in dead deal expense related to acquisition costs incurred in from assets we are no longer pursuing for acquisition.
•
During the six months ended June 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

Net loss

During the six months ended June 30, 2023 and 2022, we generated a net loss of $1,942,750 and $1,362,210, respectively.

Net income attributable to non-controlling interests

During the six months ended June 30, 2023 and 2022, net income attributable to non-controlling interest was $256,279 and $260,144, respectively. The variance is attributable to a decrease in the Operating Partnership unit holders who have redeemed their interest in 2022 and 2023 offset by an increase from additional redeemable non-controlling interests issued.

Net loss attributable to common shareholders

During the six months ended June 30, 2023 and 2022, we generated a net loss attributable to our shareholders of $2,199,029 and $1,622,354, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of June 30, 2023, we had total cash (unrestricted and restricted) of $2,139,892, properties with a gross cost basis of $56,719,367 and outstanding mortgage loans with a principal balance of $35,618,499.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, we entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per year. On May 9, 2022, we amended the Facility with the Lender, by entering into a new Facility, to increase the available borrowings from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, we and the Lender combined the prior commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of June 30, 2023 and December 31, 2022, we did not have an outstanding balance on the Facility.

On April 1, 2022, we entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of our properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. Our CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

Our President and CEO has also personally guaranteed the repayment of the $10.9 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,118,758.

During the six months ended June 30, 2023, we incurred a guarantee fee expense to our President and CEO of $116,145 recorded to interest expense. No guarantee fee expense was incurred during the six months ended June 30, 2022.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 each on September 13, 2022 and March 8, 2023, respectively, with a remaining balance of $2,262,300 outstanding as of June 30, 2023.

On October 14, 2022, we entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1.5 million that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, we amended and restated the loan and the related security agreement with Brown Family Enterprises, LLC to reflect an increase in the note and the loan evidenced thereby from $1.5 million to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the loan and note and the extension of the maturity date thereof, no changes were made to the original note and security agreement.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

We anticipate that our current cash on hand and availability under the Facility combined with the revenue generated from investment properties and proceeds from debt arrangements will provide sufficient liquidity to meet future funding commitments for at least the next 12 months from the date the financial statements are issued.

As of June 30, 2023 and December 31, 2022, we had total current liabilities which consists of accounts payable, accrued expenses, and insurance payable of $1,367,664 and $714,354, respectively.

Outstanding mortgage loans payable consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By (Tenant-Location)	Original Loan Amount		Interest Rate		Maturity Date	2023	2022	Debt Service Coverage Ratios ("DSCR") Required
7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, Alabama	$11,287,500	(a)	4.17%		3/6/2030	$10,857,962	$10,957,829	1.25
GSA - Norfolk, Virginia	8,260,000		3.50%		9/30/2024	7,472,367	7,578,304	1.25
PRA Holdings, Inc. - Norfolk, Virginia	5,216,749		3.50%		10/23/2024	4,646,391	4,728,462	1.25
Sherwin-Williams - Tampa, Florida	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
GSA - Manteo, North Carolina	928,728	(c)	3.85%	(d)	3/31/2032	925,071	928,728	1.50
Irby Construction - Plant City , Florida	928,728	(c)	3.85%	(d)	3/31/2032	925,071	928,728	1.50
Best Buy - Grand Junction, Colorado	2,552,644	(c)	3.85%	(d)	3/31/2032	2,542,594	2,552,644	1.50
Fresenius - Chicago, Illinois	1,727,108	(c)	3.85%	(d)	3/31/2032	1,720,308	1,727,108	1.50
Starbucks - North Tampa, Florida	1,298,047	(c)	3.85%	(d)	3/31/2032	1,292,936	1,298,047	1.50
Kohls - Tucson, Arizona	3,964,745	(c)	3.85%	(d)	3/31/2032	3,949,135	3,964,745	1.50
	$37,450,913					$35,618,499	$35,951,259
Less Debt Issuance Costs, net						(659,651)	(717,381)
						$34,958,848	$35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

We amortized debt issuance costs during the three months ended June 30, 2023 and 2022 to interest expense of $28,865 and $27,933, respectively. We amortized debt issuance costs during the six months ended June 30, 2023 and 2022 to interest expense of $57,730 and $61,606, respectively. We did not pay any debt issuance costs during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we incurred $275,554 and $354,432 of debt issuance costs, respectively.

Each promissory note requires us to maintain certain debt service coverage ratios as noted above. In addition, one mortgage loan, encumbered by six properties and requiring a 1.50 DSCR, requires us to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2023, we were in compliance with all covenants.

Minimum required principal payments on our debt as of June 30, 2023 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2023
2023 (6 months remaining)	$452,764	$452,460	$-	$905,224
2024	12,427,090	1,809,840	1,500,000	15,736,930
2025	546,280	-	-	546,280
2026	568,514	-	-	568,514
2027	591,656	-	-	591,656
Thereafter	21,032,195	-	-	21,032,195
	$35,618,499	$2,262,300	$1,500,000	$39,380,799

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2023.

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

Cash from Operating Activities

Net cash used in operating activities was $528,151 and $127,247 for the six months ended June 30, 2023 and 2022, respectively. The change is primarily due to an increase in depreciation and amortization and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Cash from Investing Activities

Net cash used in investing activities was $188,854 and $13,161,569 during the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to the purchase of three properties in addition to purchasing an additional interest in our investment in tenancy in common during the six months ended June 30, 2022.

Cash from Financing Activities

Net cash used in financing activities was $896,099 during the six months ended June 30, 2023 and net cash provided by financing activities was $6,348,405 during the six months ended June 30, 2023. The change is primarily related to the mortgage loan borrowings to acquire three additional properties during the first quarter of 2022 offset by the redemption of redeemable non-controlling interest and debt issuance costs incurred related to the mortgage loans refinancing in April 2022.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022

Net loss	$(752,397)	$(916,697)		$(1,942,750)	$(1,362,210)
Other expense	-	-		506,000	-
Depreciation and amortization	558,001	558,676		1,115,551	989,569
Funds From Operations	$(194,396)	$(358,021)		$(321,199)	$(372,641)
Amortization of debt issuance costs	28,865	27,933		57,730	61,606
Non-cash stock compensation	77,039	124,118		167,687	218,044
Adjustments to Funds From Operations	105,904	152,051	-	225,417	279,650
Core Funds From Operations	$(88,492)	$(205,970)		$(95,782)	$(92,991)

Net loss	$(752,397)	$(916,697)		$(1,942,750)	$(1,362,210)
Other expense	-	-		506,000	-
Depreciation and amortization	558,001	558,676		1,115,551	989,569
Amortization of debt issuance costs	28,865	27,933		57,730	61,606
Above and below-market lease amortization, net	(76,058)	(26,297)		(102,355)	(50,181)
Straight line rent, net	21,703	17,160		40,441	16,060
Adjustments to net loss	$532,511	$577,472		$1,617,367	$1,017,054
Adjusted Funds From Operations	$(219,886)	$(339,225)		$(325,383)	$(345,156)

Dead deal expense	$109,569	$107,371		$109,569	$107,371
Loss on debt extinguishment	$-	$144,029		$-	$144,029
Non-cash stock compensation	$77,039	$124,118		$167,687	$218,044
Adjustments to Adjusted Funds From Operations	$186,608	$375,518		$277,256	$469,444
Core Adjusted Funds From Operations	$(33,278)	$36,293		$(48,127)	$124,288

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. See our unaudited consolidated financial statements included herein for a summary of our significant accounting policies.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated September 2, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

(c)
Repurchases.

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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022).
10.1	Amended and Restated Secured Promissory Note, dated July 21, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 26, 2023).
10.2	Amended and Restated Security Agreement, dated July 21, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2023).
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: August 14, 2023	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)