Form 10-Q
period 2023-09-30
GENERATION INCOME PROPERTIES, INC.
filed 2023-11-14
CIK 1651721

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 2,619,507 shares of Common Stock, par value $0.01 per share, outstanding as of November 11, 2023.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Generation Income Properties, Inc. Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements GENERATION INCOME PROPERTIES, INC.

Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Assets
Investments in real estate
Land	$21,996,902	$12,577,544
Building and site improvements	71,623,505	39,764,890
Acquired tenant improvements	2,247,081	907,382
Acquired lease intangible assets	10,573,535	4,677,928
Less: accumulated depreciation and amortization	(7,478,372)	(5,623,318)
Net real estate investments	$98,962,651	$52,304,426
Investment in tenancy-in-common	-	1,218,268
Cash and cash equivalents	4,338,172	3,718,496
Restricted cash	34,500	34,500
Deferred rent asset	340,198	288,797
Prepaid expenses	318,622	132,642
Accounts receivable	305,888	96,063
Escrow deposits and other assets	303,568	184,241
Right of use asset, net	6,169,714	6,232,662
Total Assets	$110,773,313	$64,210,095

Liabilities and Equity
Liabilities
Accounts payable	$304,278	$173,461
Accrued expenses	1,007,486	365,624
Accrued expense - related party	587,022	128,901
Acquired lease intangible liabilities, net	1,051,624	639,973
Insurance payable	138,291	46,368
Deferred rent liability	317,449	251,798
Lease liability, net	6,380,708	6,356,288
Other payable - related party	1,809,840	2,587,300
Loan payable - related party	5,500,000	1,500,000
Mortgage loans, net of unamortized debt discount of $1,374,035 and $717,381 at September 30, 2023 and December 31, 2022, respectively	57,078,131	35,233,878
Total liabilities	$74,174,829	$47,283,591

Redeemable Non-Controlling Interests	$18,424,559	$5,789,731

Preferred Stock
Series A Redeemable Preferred stock, net, $0.01 par value, 2,400,000 shares authorized, issued, and outstanding at September 30, 2023 with liquidation preferences of $5 per share and no shares authorized or issued at December 31, 2022	$11,637,616	$-
Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,619,232 and 2,501,644 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	26,192	$25,016
Additional paid-in capital	18,683,617	19,307,518
Accumulated other comprehensive income	78,969	-
Accumulated deficit	(12,668,727)	(8,640,796)
Total Generation Income Properties, Inc. Stockholders' Equity	$6,120,051	$10,691,738

Non-Controlling Interest	$416,258	$445,035
Total equity	$6,536,309	$11,136,773

Total Liabilities and Equity	$110,773,313	$64,210,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Revenue
Rental income	$1,841,044	$1,473,789	$4,486,501	$4,034,286
Other income	3,104	296	23,564	837
Total revenue	$1,844,148	$1,474,085	$4,510,065	$4,035,123

Expenses
General and administrative expense	$530,538	$408,570	$1,233,674	$1,222,986
Building expenses	431,359	269,781	1,065,214	848,373
Depreciation and amortization	981,419	561,510	2,096,970	1,551,079
Interest expense, net	770,624	382,440	1,706,585	1,088,361
Compensation costs	346,196	334,992	980,202	925,432
Total expenses	$3,060,136	$1,957,293	$7,082,645	$5,636,231
Operating loss	(1,215,988)	(483,208)	(2,572,580)	(1,601,108)
Other expense	(639)	-	(506,639)	-
Income on investment in tenancy-in-common	3,362	16,751	32,773	23,841
Dead deal expense	-	(45,660)	(109,569)	(153,031)
Loss on debt extinguishment	-	-	-	(144,029)
Net loss	$(1,213,265)	$(512,117)	$(3,156,015)	$(1,874,327)
Less: Net income attributable to non-controlling interests	425,637	126,803	681,916	386,947
Net loss attributable to Generation Income Properties, Inc.	$(1,638,902)	$(638,920)	$(3,837,931)	$(2,261,274)
Less: Preferred stock dividends	190,000	-	190,000	-
Net loss attributable to common shareholders	$(1,828,902)	$(638,920)	$(4,027,931)	$(2,261,274)
Other comprehensive income:
Gain on change in fair value of derivative instrument	78,969	-	78,969	-
Comprehensive loss attributable to common shareholders	$(1,749,933)	$(638,920)	$(3,948,962)	$(2,261,274)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,618,077	2,304,841	2,591,956	2,251,522

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.70)	$(0.28)	$(1.55)	$(1.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interest	Total Equity	Preferred Stock	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, December 31, 2021	2,172,950	$21,729	$19,051,929	$-	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$-	$9,134,979
Restricted stock unit compensation	47,142	471	93,455	-	-	93,926	-	93,926	-	-
Stock issuance costs	-	-	(6,091)	-	-	(6,091)	-	(6,091)	-	-
Cashless exercise of warrants	27,676	277	(277)	-	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest for property acquisition	-	-	-	-	-	-	-	-	-	1,109,570
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(3,938)	(3,938)	-	(115,303)
Dividends paid on common stock	-	-	(334,799)	-	-	(334,799)	-	(334,799)	-	-
Net (loss) income for the quarter	-	-	-	-	(575,476)	(575,476)	(1,120)	(576,596)	-	131,083
Balance, March 31, 2022	2,247,768	$22,477	$18,804,217	$-	$(5,978,632)	$12,848,062	$464,654	$13,312,716	$-	$10,260,329
Restricted stock unit compensation	357	4	124,114	-	-	124,118	-	124,118	-	-
Cashless exercise of warrants	9,662	96	(96)	-	-	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	(406,652)
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(3,938)	(3,938)	-	(118,556)
Dividends paid on common stock	-	-	(343,254)	-	-	(343,254)	-	(343,254)	-	-
Net (loss) income for the quarter				-	(1,046,878)	(1,046,878)	(4,329)	(1,051,207)	-	134,510
Balance, June 30, 2022	2,257,787	$22,577	$18,584,981	$-	$(7,025,510)	$11,582,048	$456,387	$12,038,435	$-	$9,869,631
Restricted stock unit compensation	-	-	110,869	-	-	110,869	-	110,869	-	-
Cashless exercise of warrants	31,495	315	(315)			-	-	-	-	-
Common stock issued to redeem Redeemable Non-Controlling Interest	200,000	2,000	1,198,000	-	-	1,200,000	-	1,200,000	-	(1,200,000)
Issuance of Other payable - related party for redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	(2,912,300)
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(3,938)	(3,938)	-	(111,278)
Dividends paid on common stock	-	-	(386,765)	-	-	(386,765)	-	(386,765)	-	-
Net (loss) income for the quarter				-	(638,920)	(638,920)	(780)	(639,700)	-	127,583
Balance, September 30, 2022	2,489,282	$24,892	$19,506,770	$-	$(7,664,430)	$11,867,232	$451,669	$12,318,901	$-	$5,773,636

Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$-	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$-	$5,789,731
Restricted stock unit compensation	98,593	986	89,662	-	-	90,648	-	90,648	-	-
Cashless exercise of warrants	10,648	106	(106)	-	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(2,844)	(2,844)	-	(115,817)
Dividends paid on common stock	-	-	(297,479)	-	-	(297,479)	-	(297,479)	-	-
Net (loss) income for the quarter	-	-	-	-	(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	-	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595	$-	$(9,958,363)	$9,167,340	$437,283	$9,604,623	$-	$6,326,737
Restricted stock unit compensation	-	-	77,039	-	-	77,039	-	77,039	-	-
Cashless exercise of warrants	6,653	67	(67)	-	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(2,844)	(2,844)	-	(126,998)
Dividends paid on common stock	-	-	(305,991)	-	-	(305,991)	-	(305,991)	-	-
Net (loss) income for the quarter	-	-	-	-	(881,462)	(881,462)	(14,238)	(895,700)	-	143,303
Balance, June 30, 2023	2,617,538	$26,175	$18,870,576	$-	$(10,839,825)	$8,056,926	$420,201	$8,477,127	$-	$6,343,042
Restricted stock unit compensation	-	-	119,380	-	-	119,380	-	119,380	-	-
Cashless exercise of warrants	1,694	17	(17)	-	-	-	-	-	-	-
Issuance of Series A Redeemable Preferred Stock	-	-	-	-	-	-	-	-	11,637,616	-
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	14,100,000
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	-	-	-	-	-	(2,100,000)
Distribution on Non-Controlling Interest	-	-	-	-	-	-	(2,844)	(2,844)	-	(345,219)
Dividends paid on preferred stock	-	-	-	-	-	-	-	-	(190,000)	-
Dividends paid on common stock	-	-	(306,322)	-	-	(306,322)	-	(306,322)	-	-
Other comprehensive income				78,969		78,969		78,969
Net (loss) income for the quarter	-	-	-	-	(1,828,902)	(1,828,902)	(1,099)	(1,830,001)	190,000	426,736
Balance, September 30, 2023	2,619,232	$26,192	$18,683,617	$78,969	$(12,668,727)	$6,120,051	$416,258	$6,536,309	$11,637,616	$18,424,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,156,015)	$(1,874,327)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,371,486	1,099,254
Amortization of acquired tenant improvements	95,172	61,960
Amortization of acquired lease intangible assets	630,312	389,865
Amortization of above market leases	55,337	-
Amortization of below market leases	(136,745)	(76,069)
Amortization of above market ground leases	(549)	(409)
Amortization of debt issuance costs	103,990	89,364
Restricted stock unit compensation	287,067	328,913
Non-cash ground lease expense	62,948	50,359
Income on investment in tenancy-in-common	(32,773)	(23,841)
Dead deal expense	109,569	153,031
Loss on debt extinguishment	-	144,029
Write off of deferred financing costs	-	137,522
Changes in operating assets and liabilities
Accounts receivable	(209,825)	26,711
Escrow deposits and other assets	(40,358)	(74,607)
Deferred rent asset	(51,401)	(115,341)
Prepaid expenses	(295,549)	(141,976)
Accounts payable	130,817	(96,955)
Accrued expenses	1,004,983	251,263
Lease liability	24,420	(1,102)
Deferred rent liability	65,651	(51,927)
Net cash provided by operating activities	$18,537	$275,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible, and intangible assets	$(31,959,572)	$(12,848,166)
Escrow (deposit) return for purchase of properties	-	25,000
Investment in tenancy-in-common	-	(455,888)
Purchase of remaining tenancy-in-common interest	(1,355,401)	-
Net cash used in investing activities	$(33,314,973)	$(13,279,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interest	$17,100,000	$1,109,570
Redemption of redeemable non-controlling interests	(4,579,299)	(731,652)
Proceeds of issuance on loan payable - related party	4,000,000	-
Repayment on other payable - related party	(777,460)	-
Mortgage loan borrowings	21,000,000	17,650,000
Mortgage loan repayments	(578,433)	(11,157,906)
Debt issuance costs	(376,877)	(330,177)
Equity issuance costs	(362,384)	(6,091)
Deferred financing costs	-	(204,289)
Insurance financing borrowings	352,307	288,693
Insurance financing repayments	(260,384)	(194,949)
Distribution on non-controlling interests	(596,566)	(356,951)
Dividends paid on preferred stock	(95,000)	-
Dividends paid on common stock	(909,792)	(1,064,818)
Net cash provided by financing activities	$33,916,112	$5,001,430

Net increase (decrease) in cash and cash equivalents	$619,676	$(8,001,907)
Cash and cash equivalents and restricted cash - beginning of period	3,752,996	10,624,076
Cash and cash equivalents and restricted cash - end of period	$4,372,672	$2,622,169

CASH TRANSACTIONS
Interest paid	$1,419,345	$1,001,505
NON-CASH TRANSACTIONS
Stock issued for cashless exercise of Investor Warrants	$190	$688
Deferred distribution on redeemable non-controlling interests	$114,128	$48,039
Recognition of ROU asset and lease liability for ground lease related to property acquisition	$-	$6,304,334
Issuance of Other payable - related party for Redemption of Non-Controlling Interest	$-	$2,912,300
Gain on change in fair value of derivative instrument	$78,969	$-
Issuance of Preferred Stock	$12,000,000	$-
Common stock issued to redeem non-controlling interest	$-	$1,200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERATION INCOME PROPERTIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Generation Income Properties, Inc. (the “Company”) was formed as a Maryland corporation on September 19, 2015. The Company is an internally managed real estate investment company focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States. The Company commenced operations during the year ended December 31, 2015 and has elected to be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2021.

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2023 owned 91% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership. The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of September 30, 2023, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 26 properties.

Management’s Liquidity Plans and Going Concern

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances. In accordance with ASU 2014-05, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the nine months ended September 30, 2023, the Company had operating cash flows of $18,537 and as of September 30, 2023 net working capital of $3.1 million which consists of Cash and cash equivalents, Restricted cash, Accounts receivable, and Escrow deposits and other assets less Accounts payable, Accrued expenses, and Accrued expense - related party. Two secured mortgage loans which have a principal balance of $7.4 million and $4.6 million as of September 30, 2023 will mature on September 30, 2024 and October 23, 2024, respectively. Our current and anticipated liquidity is less than the principal balance of these obligations. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes a plan to refinance these two mortgage loans at maturity. Given the long lead time until loan maturity, the Company's compliance with the debt covenants and the positive relationship with the lender, Bayport Credit Union the Company deems the likelihood of refinance probable as of September 30, 2023. The Company has been engaged in active conversations with lenders on a refinance, in addition to the current lender and the Company's primary lender. Therefore, based on the Company’s assessment, management’s plan will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Cash

The Company considers all demand deposits, cashier’s checks and money market accounts to be cash equivalents. Amounts included in restricted cash represent funds owned by the Company related to tenant escrow reimbursements and immediate capital repair reserve. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022:

	As of September 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$4,338,172	$3,718,496
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$4,372,672	$3,752,996

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes $317,449 and $271,189 of prepaid rent as of September 30, 2023 and December 31, 2022, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would recognize an adjustment to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and nine months ended September 30, 2023 and 2022.

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

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally 5 years. Tenant improvements are amortized over the lease terms of the tenants, which are between 2 and 27 years.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the three and nine months ended September 30, 2023 and 2022.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's investment in tenancy-in-common during the three and nine months ended September 30, 2023 and 2022.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and nine months ended September 30, 2023 and 2022.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of September 30, 2023 or December 31, 2022. As of September 30, 2023, the Company's tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and nine months ended September 30, 2023 and 2022, all potentially dilutive securities were excluded because the effect was anti-dilutive.

Derivative Financial Instruments

Derivatives are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of our forward exchange contracts are estimated by pricing models that consider foreign currency spot rates, forward trade rates and discount rates. Such amounts and the recognition of such amounts are subject to estimates that may change in the future. See Note 12 for additional information.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from independent sources (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the Company's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company's own assumptions, as there is little, if any, related market activity. The Company also re-measures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods if a re-measurement event occurs.

See Derivative Financial Instruments in Note 12 for additional information on the Company's fair value measurements.

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

Note 3 – Investments in Real Estate

The Company acquired 14 properties during the three and nine months ended September 30, 2023, detailed below:

•
On August 10, 2023, the Company and the Operating Partnership entered into a purchase agreement with Modiv, Inc., now known as Modiv Industrial, Inc. ("Modiv"), and certain of its indirect subsidiaries, pursuant to which the Operating Partnership purchased from such indirect subsidiaries of Modiv, a 13-property portfolio of single tenant retail properties for $42,000,000 (the "Modiv Portfolio") and incurred closing costs of $1.9 million and subject to prorations and credits as set forth in the purchase agreement. The purchase price consisted of $30,000,000 in cash and $12,000,000 a new series of preferred stock of the Company designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock") issued to Modiv Operating Partnership, L.P ("Modiv OP"). The cash portion of the purchase price was financed with a combination of (i) cash on hand, (ii) a new $21.0 million secured debt facility from Valley National Bank (Valley"), and (iii) a $12.0 million preferred equity investment by LC2-NNN Pref, LLC an affiliate of Loci Capital Partners (“LC2”). As a result of the foregoing transactions, GIP SPE, a wholly-owned subsidiary, serves as a holding company for the various indirect subsidiaries of the Company that hold the properties included in the Modiv Portfolio plus the eight previously owned properties that were previously financed through loans with Valley.

Modiv Portfolio
Land	$7,982,005
Building and site improvements	29,420,653
Tenant improvements	1,306,202
Acquired lease intangible assets	5,764,759
Total real estate investments	$44,473,619
Less: Acquired lease intangible liabilities	(548,945)
Total real estate investments, net	$43,924,674
•
On September 7, 2023, the Company entered into a purchase agreement pursuant to which the Company purchased the remaining tenancy-in-common ("TIC") interest in its Rockford, IL property leased by La-Z-Boy for $1,318,367 and incurred closing costs of $37,034 for total consideration of $1,355,401. The Company recorded the acquisition under the cost accumulation method. Pursuant to the Amended and Restated Limited Liability Company Agreement for GIP SPE, entered into by the Operating Partnership and LC2, LC2 was obligated to make an additional $2.1 million capital contribution in GIP SPE upon completion of the acquisition of the Rockford TIC Interest. This additional capital contribution was made on September 11, 2023.

La-Z-Boy - Rockford, IL
Land	$1,437,353
Building and site improvements	2,412,905
Tenant improvements	33,497
Acquired lease intangible assets	421,250
Total real estate investments	$4,305,005

The Company acquired three properties during the three and nine months ended September 30, 2022, detailed below:

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

The following table details the properties acquired during the three and nine months ended September 30, 2022.

	Fresenius-Chicago, IL	Starbucks -Tampa, FL	Kohl's -Tucson, AZ	Total
Land	$1,690,837	$1,443,262	$-	$3,134,099
Building and site improvements	1,217,395	700,859	6,175,908	8,094,162
Tenant improvements	55,041	20,504	349,136	424,681
Acquired lease intangible assets	276,013	112,830	981,203	1,370,046
Total real estate investments	$3,239,286	$2,277,455	$7,506,247	$13,022,988
Right of use asset	-	-	6,304,334	6,304,334
Less: Acquired lease intangible liabilities	(19,864)	(13,497)	(131,999)	(165,360)
Less: Lease liability	-	-	(6,304,334)	(6,304,334)
Total real estate investments, net	$3,219,422	$2,263,958	$7,374,248	$12,857,628

Note 4 – Acquired Tenant Improvements and Lease Intangible Assets, net

Acquired tenant improvements is comprised of the following:

	As of September 30,	As of December 31,
	2023	2022
Acquired tenant improvements	$2,247,081	$907,382
Accumulated amortization	(484,910)	(389,738)
Acquired tenant improvements, net	$1,762,171	$517,644

The amortization for acquired tenant improvements for the three months ended September 30, 2023 and 2022 was $48,005 and $23,589, respectively. The amortization for acquired tenant improvements for the nine months ended September 30, 2023 and 2022 was $95,172 and $61,960, respectively. The future amortization for acquired tenant improvements for subsequent years ending December 31 is listed below:

As of September 30,
2023
2023 (3 months remaining)	$78,527
2024	314,106
2025	309,841
2026	280,156
2027	200,761
Thereafter	578,780
$1,762,171

Acquired lease intangible assets, net is comprised of the following:

	As of September 30,	As of December 31,
	2023	2022
Acquired lease intangible assets	$10,573,535	$4,677,928
Accumulated amortization	(1,917,817)	(1,522,570)
Acquired lease intangible assets, net	$8,655,718	$3,155,358

The amortization for acquired lease intangible assets for the three months ended September 30, 2023 and 2022 was $359,010 and $137,848, respectively. The amortization for acquired lease intangible assets for the nine months ended September 30, 2023 and 2022 was $630,312 and $389,865, respectively. The future amortization for acquired lease intangible assets, net for subsequent years ending December 31 is listed below:

As of September 30,
2023
2023 (3 months remaining)	$592,695
2024	1,801,801
2025	1,697,272
2026	1,609,317
2027	985,425
Thereafter	1,969,208
$8,655,718

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of September 30,	As of December 31,
	2023	2022
Acquired lessor lease intangible liabilities	$1,429,413	$965,216
Accumulated accretion to rental income	(421,855)	(369,858)
Acquired lessor lease intangible liabilities, net	$1,007,558	$595,358

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(1,141)	(592)
Acquired lessee lease intangible liabilities, net	$44,066	$44,615

The amortization for acquired lessor lease intangible liabilities for the three months ended September 30, 2023 and 2022 was $34,756 and $26,114, respectively. The amortization for acquired lessor lease intangible liabilities for the nine months ended September 30,

2023 and 2022 was $136,745 and $76,069, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2023
2023 (3 months remaining)	$34,042
2024	136,166
2025	135,543
2026	119,262
2027	110,322
Thereafter	472,223
$1,007,558

The amortization for acquired lessee lease intangible liabilities for the three months ended September 30, 2023 and 2022 was $183 and $183, respectively. The amortization for acquired lessee lease intangible liabilities for the nine months ended September 30, 2023 and 2022 was $549 and $409, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2023
2023 (3 months remaining)	$183
2024	732
2025	732
2026	732
2027	732
Thereafter	40,955
$44,066

Note 6 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases are also provided for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these sources is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income during the three months ended September 30, 2023 and 2022:

	2023	2022
Rental income
Fixed and in-substance fixed lease income	$1,431,546	$1,018,406
Variable lease income	415,435	304,365
Other related lease income, net:
Amortization of above- and below-market leases	(20,581)	26,114
Straight line rent revenue	14,644	124,904
Total rental income	$1,841,044	$1,473,789

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income during the nine months ended September 30, 2023 and 2022:

	2023	2022
Rental income
Fixed and in-substance fixed lease income	$3,784,640	$3,340,179
Variable lease income	575,078	461,719
Other related lease income, net:
Amortization of above- and below-market leases	81,408	76,069
Straight line rent revenue	45,375	156,319
Total rental income	$4,486,501	$4,034,286

As of September 30, 2023, we had four tenants that each account for more than 10% of our annual rental revenue as indicated below:

	2023	2022
General Services Administration	23%	21%
Kohl's Corporation	14%	16%
PRA Holdings, Inc.	13%	15%
Pratt & Whitney Automation, Inc.	12%	14%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of September 30,
2023
2023 (3 months remaining)	$2,394,505
2024	8,092,847
2025	7,842,853
2026	7,480,808
2027	5,817,420
Thereafter	13,038,988
$44,667,421

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $93,762 and $93,762 for the three months ended September 30, 2023 and 2022, respectively, and $281,285 and $218,777 for the nine months ended September 30, 2023 and 2022, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $58,175 and $58,175 during the three months ended September 30, 2023 and 2022, respectively, and $174,525 and $130,738 for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of September 30, 2023 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheet as of September 30, 2023.

As of September 30,
2023
2023 (3 months remaining)	$58,175
2024	244,077
2025	245,111
2026	245,111
2027	245,111
Thereafter	21,820,644
Total undiscounted liability	$22,858,229
Present value discount	(16,477,521)
Lease liability	$6,380,708
Discount rate	4.58%
Term Remaining	60 years

Note 7 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Brown Family Trust and Brown Family Enterprises, LLC

As part of the Company’s acquisition of a property for approximately $1,737,800 in Manteo, NC, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Brown Family Trust on February 11, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $500,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Trust is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 9% internal rate of return ("IRR") on a monthly basis. After 24 months, the Brown Family Trust has the right to redeem and the Operating Partnership has the right to call the preferred equity at redemption value. On August 10, 2023, the Company exercised its right to call the preferred equity at redemption value and redeemed the preferred equity upon payment of the original capital contribution plus accrued and deferred interest.

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2023.

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

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. The Company made the first and second installment payments of $325,000 each in accordance with the Redemption Agreement on September 13, 2022 and March 8, 2023, respectively, and third payment of $452,460 on September 14, 2023 reducing the current balance of the other payable - related party to $1,809,840 as of September 30, 2023. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the nine months ended September 30, 2023, we accrued $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement.

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 157,771 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of September 30, 2023.

Irby Prop Partners

As part of the Company’s acquisition of a property for approximately $1,757,300 in Plant City, FL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Irby Prop Partners on April 21, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $950,000. The Operating Partnership is the general manager of the subsidiary while Irby Prop Partners is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Irby Prop Partners has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. On August 10, 2023, the Company exercised its right to call the preferred equity at redemption value and redeemed the preferred equity upon payment of the original capital contribution plus accrued and deferred interest.

Richard Hornstrom

As part of the Company’s investment in a tenancy-in-common for approximately $724,800 in Rockford, IL, one of the Company’s operating subsidiaries entered into a preferred equity agreement with Richard Hornstrom on August 2, 2021 pursuant to which the Company’s subsidiary received a capital contribution of $650,000. The Operating Partnership is the general manager of the subsidiary while Richard Hornstrom is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 12% total IRR of which 8% IRR is paid on a monthly basis and 4% IRR is deferred. After 24 months, Richard Hornstrom has the right to redeem the preferred equity at redemption value plus any deferred interest accrued and the Operating Partnership has the right to call the preferred equity at redemption value. On August 10, 2023, the Company exercised its right to call the preferred equity at redemption value and redeemed the preferred equity upon payment of the original capital contribution plus accrued and deferred interest.

LC2-NNN Pref, LLC

In connection with the acquisition of the Modiv Portfolio, the Operating Partnership and LC2 entered into an Amended and Restated Limited Liability Company Agreement for GIP SPE (the “GIP SPE Operating Agreement”) pursuant to which LC2 made a $12.0 million initial capital contribution to GIP SPE, together with a commitment to make an additional $2.1 million contribution upon the satisfactory completion of the acquisition of a tenant-in-common interest held by a third party in the Company’s Rockford, Illinois property (the “LC2 Investment”). The Company completed the acquisition of such tenant-in-common interest on September 7, 2023, for a purchase price of $1.3 million and LC2 made the additional $2.1 million capital contribution on September 11, 2023. LC2 made the LC2 Investment in exchange for a preferred equity interest in GIP SPE (the “Preferred Interest”). The Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly, a portion of which in the amount of 5% per annum (compounded monthly) is deemed to be the “current preferred return,” and the remainder of which in the amount of 10.5% per annum (compounded monthly) is deemed to be the “accrued preferred return.” The GIP SPE operating agreement provides that operating distributions by GIP SPE will be made first to LC2 to satisfy any accrued but unpaid current preferred return, with the balance being paid to the Operating Partnership, unless the “annualized debt yield” of GIP SPE is less than 10%, in which case the balance will be paid to LC2. For this purpose, “annualized debt yield” is calculated as the sum of senior debt and LC2 Investment divided by the trailing three-month annualized adjusted net operating income (as defined in the GIP SPE Operating Agreement) of GIP SPE. The GIP SPE Operating Agreement also provides that distributions from capital transactions will be paid first to LC2 to satisfy any accrued but unpaid preferred return, then to LC2 until the “Make-Whole Amount” (defined as the amount equal to 1.3 times the LC2 Investment) is reduced to zero, and then to the Operating Partnership.

The Preferred Interest is required to be redeemed in full by the Company on or before August 10, 2025 for a redemption amount equal to the greater of (i) the amount of the LC2 Investment plus the accrued preferred return, and (ii) the Make-Whole Amount. Upon a failure to timely redeem the Preferred Interest, the preferred return will accrue at an increased rate of 18% per annum, compounded monthly. The Company will have the right to extend the Mandatory Redemption Date for two consecutive 12-month extension periods, provided that (i) LC2 is paid an extension fee of 0.01% of the outstanding amount of the LC2 Investment for each such extension, (ii) the preferred return is increased from 15.5% to 18% of which the accrued preferred return is increased from 10.5% to 13%, (iii) the trailing 6-month annualized adjusted net operating income (as defined in the GIP SPE Operating Agreement) is in excess of $5.0 million, (iv) GIP SPE and its subsidiaries’ senior debt is extended through the end of the extension period, and there are no defaults under the GIP SPE Operating Agreement.

Under the GIP SPE Operating Agreement, GIP SPE is also required to pay to Loci Capital, an affiliate of LC2, an equity fee of 1.5% of the LC2 Investment, with 1% having been paid upon the execution and delivery of the GIP SPE Operating Agreement and the 0.5% payable upon redemption of the LC2 Investment.

During the three and nine months ended September 30, 2023, the Company incurred $87,264 of issuance costs related to the issuance of the Preferred Interest. Because of the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $214,989 as of September 30, 2023.

Non-Controlling Interest (Permanent Equity)

GIP LP (Former GIP Fund 1 Members)

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

Following these transactions as of September 30, 2023, the Company owned 91% of the common units in the Operating Partnership and outside investors owned 9%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and nine months ended September 30, 2023 and 2022:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interest	Non-Controlling Interest - Former GIP Fund 1 Members
Balance, December 31, 2021	$500,000	$976,756	$659,972	$-	$6,998,251	$-	$9,134,979	$469,712
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	-	1,109,570	-
Distribution on Non-Controlling Interest	(11,260)	(19,001)	(13,087)	(15,269)	(56,686)	-	(115,303)	(3,938)
Net income (loss) for the quarter	11,260	28,370	19,498	15,269	56,686	-	131,083	(1,120)
Balance, March 31, 2022	$500,000	$986,125	$666,383	$1,109,570	$6,998,251	$-	$10,260,329	$464,654
Redemption of Redeemable Non-Controlling Interest	-	-	-	-	(406,652)	-	(406,652)	-
Distribution on Non-Controlling Interest	(11,260)	(19,000)	(13,086)	(17,975)	(57,235)	-	(118,556)	(3,938)
Net income (loss) for the quarter	11,260	28,471	19,569	17,975	57,235	-	134,510	(4,329)
Balance, June 30, 2022	$500,000	$995,596	$672,866	$1,109,570	$6,591,599	$-	$9,869,631	$456,387
Issuance of Other payable-related party for Redemption of Non-Controlling Interest	-	-	-	-	(2,912,300)	-	(2,912,300)	-
Common stock issued to redeem non-controlling interest	-	-	-	-	(1,200,000)	-	(1,200,000)	-
Distribution on Non-Controlling Interest	(11,260)	(19,134)	(13,086)	(17,975)	(49,823)	-	(111,278)	(3,938)
Net income (loss) for the quarter	11,260	28,815	19,710	17,975	49,823	-	127,583	(780)
Balance, September 30, 2022	$500,000	$1,005,277	$679,490	$1,109,570	$2,479,299	$-	$5,773,636	$451,669

Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interest	3,000,000	-	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	-	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(19,336)	-	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	19,336	-	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$-	$6,326,737	$437,283
Distribution on Non-Controlling Interests	(63,606)	(19,000)	(13,000)	(18,157)	(13,235)	-	(126,998)	(2,844)
Net income (loss) for the quarter	63,606	28,681	19,624	18,157	13,235	-	143,303	(14,238)
Balance, June 30, 2023	$3,500,000	$1,034,110	$699,362	$1,109,570	$-	$-	$6,343,042	$420,201
Issuance of Redeemable Non-Controlling Interest	-	-	-	-	-	14,100,000	14,100,000	-
Redemption of Redeemable Non-Controlling Interests	(500,000)	(950,000)	(650,000)	-	-	-	(2,100,000)	-
Distribution on Non-Controlling Interests	(57,835)	(96,403)	(58,286)	(18,157)	(12,352)	(102,186)	(345,219)	(2,844)
Net income (loss) for the quarter	57,835	12,293	8,924	18,157	12,352	317,175	426,736	(1,099)
Balance, September 30, 2023	$3,000,000	$-	$-	$1,109,570	$-	$14,314,989	$18,424,559	$416,258

Note 8 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 2,400,000 were designated as Series A Preferred Stock.. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

Issuance of Common Stock

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

During the nine months ended September 30, 2022, the Company recorded approximately $87,000 of stock issuance costs to Deferred Financing Costs for professional fees incurred for filings intended to be made in the future. For the three months ended March 31, 2022, the Company recorded approximately $6,100 of issuance costs in additional paid in capital which were incurred during the current period.

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

Investor Warrants

Investor Warrants, as described above, may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the nine months ended September 30, 2023, 189,950 Investor Warrants were exercised on a cashless basis resulting in the issuance of 18,995 shares of common stock. During the nine months ended September 30, 2022, 688,330 warrants were exercised on a cashless basis resulting in the issuance of 68,833 shares of common stock. See Note 13 Subsequent Events for Investor Warrants exercised after September 30, 2023.

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

The Company has 912,950 and 1,226,520 total warrants outstanding and exercisable as of September 30, 2023 and 2022, respectively, as summarized below. Investor Warrants issued on September 8 and 28, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of September 30,
Issue Date	2023
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	498,100
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
912,950

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(189,950)	10.00
As of September 30, 2023	912,950	$11.51	3.0

Warrants exercisable	912,950	$11.51	3.0

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Exercised	(688,330)	10.00
As of September 30, 2022	1,226,520	$11.12	4.0

Warrants exercisable	1,226,520	$11.12	4.0

There was no intrinsic value for the warrants as of September 30, 2023 or 2022.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of September 30, 2023, 171,590 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the nine months ended September 30, 2023 and 2022:

	2023	2022
Number of Shares Outstanding at beginning of period	58,502	23,167
Restricted Shares Issued	98,593	47,499
Restricted Shares Vested	(46,213)	(10,500)
Number of Shares Outstanding at end of period	110,882	60,166

The Company recorded stock based compensation expense of $119,380 and $110,869 during the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock based compensation expense of $287,067 and $328,913 during the nine months ended September 30, 2023 and 2022, respectively.

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

The following is a summary of distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
July 3, 2023	September 15, 2023	$0.039
July 3, 2023	August 15, 2023	$0.039
July 3, 2023	July 15, 2023	$0.039
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039
January 3, 2023	February 15, 2023	$0.039
January 3, 2023	January 15, 2023	$0.039
October 3, 2022	December 15, 2022	$0.039
October 3, 2022	November 15, 2022	$0.039
October 3, 2022	October 15, 2022	$0.039
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054

Through June 2022, the Company's CEO waived his right to receive distributions with respect to the shares held by him as of the completion of the Public Offering.

Preferred Stock

On August 10, 2023, the Company and the Operating Partnership entered into a purchase agreement with Modiv and certain of its indirect subsidiaries, pursuant to which the Operating Partnership purchased from such indirect subsidiaries of Modiv, the Modiv Portfolio. The purchase price paid for the Modiv Portfolio was $42 million, consisting of $30 million in cash and $12 million in shares of Series A Preferred Stock. Accordingly, the Company issued 2,400,000 shares of Series A Preferred Stock to Modiv OP at the closing of the acquisition of the Modiv Portfolio.

Purchase Agreement

In addition to customary terms relating to the purchase and sale of a portfolio of commercial properties, the material terms of the purchase agreement include (i) an agreement by Modiv to distribute the shares of common stock of the Company issuable upon the potential redemption by the Company of the Series A Preferred Stock to Modiv’s shareholders and/or the holders of units of Modiv OP (“Modiv OP Unit Holders”), subject to Modiv receiving the approval of its lenders to make such distribution and subject to the redemption conditions described below, (ii) an agreement by Modiv that it will promptly distribute or sell shares of the Company’s common stock owned by it following such a redemption if Modiv’s ownership of common stock (together with any other persons or entities whose beneficial ownership of shares of the Company’s common stock would be aggregated with Modiv’s for purposes of Section 13(d) of the Exchange Act of 1934, as amended) exceeds 19.9% of the aggregate number of outstanding shares of the Company’s common stock, and (iii) an agreement by the Company to prepare and file with the SEC a registration statement to register the distribution by Modiv to its shareholders and to Modiv OP Unit Holders and/or the resale of the shares of the Company’s common stock issuable upon redemption of the Series A Preferred Stock. The Company filed such registration statement on September 29, 2023. In addition, the Company granted a waiver to Modiv from the ownership limitation set forth in the Company’s charter with respect to Modiv’s ownership of the Series A Preferred Stock and the common stock, if any, issuable upon redemption of the Series A Preferred Stock.

Series A Preferred Stock

As part of the consideration for the acquisition of the Modiv Portfolio, the Company paid $12.0 million in shares of its Series A Preferred Stock. On August 10, 2023, the Company filed Articles Supplementary for the Series A Preferred Stock (the “Articles Supplementary”) with the State Department of Assessments and Taxation of the State of Maryland designating the rights, preferences and privileges of the Series A Preferred Stock, which provides as follows.

Dividends. As set forth in the Articles Supplementary, the Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of the Company’s common stock. Holders of Series A Preferred Stock, when, as and if authorized by the Company’s board of directors and declared by the Company out of funds legally available for the payment of dividends, are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends are payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023. Dividends will accrue and be cumulative from and including August 10, 2023, the first date on which shares of the Series A Preferred Stock were issued.

Redemption. From the date of issuance until March 15, 2024, the Series A Preferred Stock will be redeemable at the Company’s option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, until the redemption date on each share of Series A Preferred Stock to be redeemed (the “Cash Redemption Price”) or (ii) subject to the Company’s satisfaction of certain conditions, a number of shares of common stock (the “Underlying Shares”), in whole only and not in part, equal to the Cash Redemption Price, divided by the share price of the common stock as measured by the product of (a) the 60-day volume weighted average price (“VWAP”) from the date immediately preceding the date the Company provides notice of its intent to redeem the Series A Preferred Stock and (b) 110%. The maximum number of shares of the Company’s common stock that it will be required to issue in order to redeem the shares of Series A Preferred Stock in full shall not exceed 3,000,000 shares of common stock (the “Ceiling”) and the minimum number of shares of common stock that the Company shall be required to issue in order to redeem the shares of Series A Preferred Stock in full shall be no less than 2,200,000 shares (the “Floor”); provided that the Ceiling will not apply if (i) the Company fails to pay as of the date of the redemption, all dividends accrued (whether or not authorized or declared) on the Series A Preferred Stock, to, but not including, the date of the redemption or (ii) at any time after August 10, 2023, and before redemption of the Series A Preferred Stock, the Company fails to pay a monthly dividend on the common stock or reduces, or announces its intent to reduce, the monthly dividend paid on shares of common stock to a rate lower than $0.0396 per share per month. Each of the Floor and the Ceiling is subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the Company’s common stock), subdivisions, reclassifications or combinations with respect to the Company’s common stock as described in the Articles Supplementary.

In addition, the Company’s right to redeem the Series A Preferred Stock for the Underlying Shares is conditioned upon the Company obtaining the approval of its stockholders for the issuance of such Underlying Shares as required by the rules of the Nasdaq Stock Market; such Underlying Shares being listed on Nasdaq; the SEC having declared effective, a registration statement registering the distribution of such Underlying Shares by Modiv to its stockholders and/or the resale of such Underlying Shares by Modiv; and Modiv having received the approval of its lenders to distribute such Underlying Shares to its stockholders.

After March 15, 2024, the Company may only redeem the Series A Preferred Stock for the Cash Redemption Price, unless Modiv agrees, in its sole and absolute discretion, to a redemption of the Series A Preferred Stock for shares of common stock, on terms acceptable to Modiv.

The Company shall redeem the Series A Preferred Stock for an amount equal to the Cash Redemption Price, upon the delisting of the Company’s common stock from the Nasdaq Stock Market.

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

Registration Rights Agreement

Additionally, the Company and Modiv entered into a Registration Rights Agreement, dated August 10, 2023 (the “RRA”), with respect to the Series A Preferred Stock. The RRA provides that Modiv will have the right to cause the Company to file a registration statement with the SEC registering the resale of shares of Series A Preferred Stock held by Modiv or its assigns on a delayed or continuous basis if such shares are not redeemed by the Company on or before March 15, 2024. The RRA also provides that, commencing March 16, 2024 until March 16, 2025, if requested by Modiv, the Company will use its commercially reasonable efforts to cause the Series A Preferred Stock to be listed on each securities exchange on which the Common Stock is then listed or, if the Common Stock is not then listed, on a national securities exchange selected by Modiv, provided that the Series A Preferred Stock meets the listing requirements of any such securities exchange.

During the three and nine months ended September 30, 2023, the Company incurred $362,384 of issuance costs related to the issuance of the Series A Preferred Stock. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $12,000,000 less issuance costs plus accrued preferred dividends as of September 30, 2023.

During the three months ended September 30, 2023, the Company paid and accrued $0.0396 per share per month preferred stock dividends of $190,000 which is comprised of a $95,000 dividend paid to Modiv on September 15, 2023 and a $95,000 dividend declared by the Board of Directors on September 25, 2023 that was paid on October 13, 2023.

Note 9 – Mortgage Loans

The Company had the following mortgage loans outstanding as of September 30, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By	Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2023	12/31/2022	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation, and Pratt & Whitney Automation, Inc.	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,808,489	$10,957,829	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,401,027	7,578,304	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,604,247	4,728,462	1.25
Sherwin Williams Company	Tampa, FL	1,286,664	(b)	3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.2
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	919,519	928,728	1.5
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	919,519	928,728	1.5
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,079,178	-	1.5
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,527,334	2,552,644	1.5
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,709,983	1,727,108	1.5
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,285,176	1,298,047	1.5
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,925,434	3,964,745	1.5
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,438,827	-	1.5
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,426,051	-	1.5
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	634,490	-	1.5
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	555,554	-	1.5
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	725,417	-	1.5
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	566,545	-	1.5
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	623,499	-	1.5
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	532,572	-	1.5
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	555,554	-	1.5
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	646,481	-	1.5
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,947,632	-	1.5
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,291,962	-	1.5
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,041,012	-	1.5
		$60,550,913					$58,452,166	$35,951,259
						Less Debt Discount, net	(383,767)	-
						Less Debt Issuance Costs, net	$(990,268)	$(717,381)
							57,078,131	35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(e) One loan in the amount of $21.0 million secured by 13 properties and allocated to each property based on each property's appraised value.

The Company amortized debt issuance costs during the three months ended September 30, 2023 and 2022 to interest expense of $46,260 and $27,758, respectively. The Company amortized debt issuance costs during the nine months ended September 30, 2023 and 2022 to interest expense of $103,990 and $89,364, respectively. The Company paid debt issuance costs of $376,877 during the three and nine months ended September 30, 2023 and Company paid $330,177 during the three and nine months ended September 30, 2022.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans encumbered by seven properties, requires the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2023, the Company was in compliance with all covenants.

On April 1, 2022, the Company entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property previously held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. In conjunction with the LC2 Investment to purchase the remaining interest in the tenancy-in-common interest discussed above, the Company assumed the original $2.1 million loan on the property with a current balance of $2,079,178 and recognized a discount of $383,767. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

On August 10, 2023, GIP13, LLC, a Delaware limited liability company and wholly owned subsidiary of GIP SPE ("GIP Borrower"), entered into a Loan Agreement with Valley pursuant to which Valley made a loan to the Company in the amount of $21.0 million to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. However, the Company entered into an interest rate swap to fix the interest rate at 7.47% per annum. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. The loan may generally be prepaid at any time without penalty in whole or in part, provided that there is no return of loan fees and prepaid financing fees. The loan is secured by first mortgages and assignments of rents in the properties comprising the Modiv Portfolio and eight other properties held by subsidiaries of GIP SPE that had outstanding loans with Valley. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries of the Company that hold the properties that comprise the Modiv Portfolio. The loan agreement also provides for customary events of default and other customary affirmative and negative covenants that are applicable to GIP Borrower and its subsidiaries, including reporting covenants and restrictions on investments, additional indebtedness, liens, sales of properties, certain mergers, and certain management changes. The loan agreement requires the Company to maintain a minimum debt-service coverage ratio of 1.50:1 on a trailing twelve-month basis, tested as of December 31, 2024 and annually thereafter. The Company's President and CEO also entered into a personal, full recourse guarantee with a $7,500,000 cap.

The Company’s President and CEO has also personally guaranteed the repayment of the $10.9 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has also provided a guarantee of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,005,274.

During the three and nine months ended September 30, 2023, the Company incurred a guarantee fee expense to the Company's CEO of $81,022 and $196,304, respectively, recorded to interest expense and $57,641 and $57,641 was incurred during the three and nine months ended September 30, 2022.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank, by entering into a new commitment letter, to increase the available borrowings under the facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of September 30, 2023 and December 31, 2022, the Company did not have an outstanding balance on the facility.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and the note has a remaining balance of $1,809,840 outstanding as of September 30, 2023.

On October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

				Total as of September 30, 2023
	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party
2023 (3 months remaining)	$308,281	$-	$-	$308,281
2024	12,780,776	1,809,840	-	14,590,616
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
Thereafter	42,426,687	-	-	42,426,687
	$58,452,166	$1,809,840	$5,500,000	$65,762,006

Note 10 – Related Party

As disclosed previously, on August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and the note has a remaining balance of $1,809,840 outstanding as of September 30, 2023. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

As disclosed previously, on October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 that is due on October 14, 2024, and bears a fixed interest rate of 9%, simple interest. Interest is payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note.

As disclosed previously, on November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC, a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 GIP LP Units valued at $20.00 per unit for purposes of the contribution. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of September 30, 2023.

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

On April 1, 2022, the TIC refinanced the debt reducing the total debt outstanding to $2.1 million with an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. Effective April 1, 2027, the interest rate adjusts to the 5-year Treasury plus 2.5% and subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory note if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the

Operating Partnership. The promissory note requires the TIC to maintain a debt service coverage ratio of 1.50:1:00 in addition to a 54% loan to value ratio. As of September 30, 2023, the TIC was in compliance with all covenants.

In conjunction with the refinancing of the debt, the Company contributed $455,888 to the TIC increasing the Company's ownership to 50% interest and reducing Sunny Ridge's interest to 50%. On September 7, 2023, the Company entered into a purchase agreement with Sunny Ridge pursuant to which the Company purchased Sunny Ridge's 50% undivided TIC interest for $1,318,367 plus transaction costs of $37,064 and the closing of such purchase occurred on September 7, 2023. The Rockford, IL property was accounted for under the equity method from inception through September 7, 2023. The purchase of the remaining interest in the TIC was accounted for under the cost accumulation method as previously disclosed.

The condensed income statements for the three and nine months ended September 30, 2023 are as follows:

	January 1 to September 7,	Nine months ended September 30	July 1 to September 7,	Three months ended September 30
	2023	2022	2023	2022
Total revenue	$267,454	$279,417	$73,584	$93,139
Total expenses	$201,909	$196,718	$66,860	$62,581
Operating income	$65,545	$82,699	$6,724	$30,558
Loss on debt extinguishment	$-	$(31,851)	$-	$-
Net income	$65,545	$50,848	$6,724	$30,558
GIP, LP's Share	$32,773	$23,841	$3,362	$16,751

Note 12 - Derivative Financial Instruments

The Company entered into an interest rate swap to hedge a portion of the interest rate risk associated with its borrowings. The Company does not intend to utilize derivatives for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with quality credit ratings. The Company does not anticipate that any of the counterparties will fail to meet their obligations. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On August 10, 2023, as previously disclosed, the GIP Borrower entered into a Loan Agreement with Valley pursuant to which Valley made a loan to the Company in the amount of $21.0 million to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. To mitigate interest rate risk, the Company entered into an interest rate swap to fix the interest rate at 7.47% per annum.

This derivative financial instrument is an interest rate swap which is designated and qualifies as a cash flow hedge. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2023, does not have any derivatives that are not designated as hedges. The change in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI"). As of September 30, 2023, the Company recognized a derivative asset in Escrow deposits and other assets and corresponding gain in Other comprehensive income of $78,969.

The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. All inputs are considered Level 3 inputs.

Note 13 – Subsequent Events

On October 3, 2023, the Company announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of the Company's common stock as of October 15, 2023, November 15, 2023, and December 15, 2023. October distributions were paid on October 31, 2023 and the Company expects to pay November and December distributions on or about November 30, 2023 and December 31, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

Subsequent to September 30, 2023 but before the filing of this Quarterly Report on Form 10-Q, 2,750 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 275 shares of common stock were issued upon exercise.

On October 26, 2023, the Company's Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our preferred stock as of October 30, 2023 which was paid November 14, 2023.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2023 owned 91% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of September 30, 2023:

•
Creditworthy Tenants. Approximately 68% of our portfolio’s annualized base rent ("ABR") as of September 30, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General,

City of San Antonio (Pre-K), and Kohl’s Corporation and contributed approximately 49% of our portfolio’s annualized base rent.
•
Percent Leased. Our portfolio is 96% leased.
•
Contractual Rent Growth. Approximately 84% of the leases in our current portfolio (based on ABR as of September 30, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.02.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of September 30, 2023:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	2.5	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	4.4	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	A-	0.3	N/A	No	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	5.0	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	VACANT	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	3.9	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	4.8	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	5.4	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	1.3	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	3.5	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	3.1	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	3.4	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB+	6.3	7 x 5	Yes	$823,962	$9.32
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	5.8	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	4.8	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	6.8	3 x 5	Yes	$86,040	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	11.7	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	6.8	3 x 5	Yes	$112,440	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	11.7	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	7.0	3 x 5	Yes	$92,964	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	6.8	3 x 5	Yes	$85,920	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	7.1	3 x 5	Yes	$86,004	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	1.8	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	3.2	1 x 5	Yes	$835,346	$25.22
Office	Vacaville, CA	11,014	General Services Administration	AA+	2.9	N/A	No	$343,665	$31.20
Retail	Santa Maria, CA	14,490	Walgreens (4)	BBB	8.5	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	4.1	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		539,827						$8,647,766	$16.02

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of September 30, 2023. Our leases do not include tenant concessions or abatements.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057

(5)

Distributions

From inception through September 30, 2023, we have distributed approximately $3,565,547 to common stockholders.

Portfolio Acquisition

On August 10, 2023, we and our Operating Partnership entered into an Agreement of Purchase and Sale with Modiv Inc., now known as Modiv Industrial, Inc., a Maryland corporation (“Modiv”) and certain of its indirect subsidiaries(together with Modiv, the “Seller”), pursuant to which we purchased a portfolio of 13 properties from the Seller (the “Portfolio Purchase”) for a purchase price of $42.0 million, excluding estimated transaction costs and expenses of $1.6 million and subject to prorations and credits as set forth in the Agreement of Purchase and Sale, consisting of $30.0 million in cash and 2,400,000 shares of a new series of preferred stock designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share.

We funded the cash portion of the purchase price and the transaction expenses with a combination of cash on hand, $21.0 million in new secured mortgage debt, and a $12.0 million preferred equity investment by LC2-NNN Pref, LLC, a Florida limited liability company and affiliate of Loci Capital Partners (“LC2”), as summarized below:

•
We, through a newly formed subsidiary, GIP13 LLC (“GIP Borrower”), entered into a loan agreement with Valley National Bank in the amount of $21.0 million, which is secured by the 13 properties comprising the Portfolio Purchase and eight other properties held by subsidiaries of GIP VB SPE, LLC, a Delaware limited liability company (“GIP SPE”) that had outstanding loans with Valley National Bank. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries of GIP Borrower that hold the properties that comprise the Portfolio Purchase. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. To secure a fixed interest rate on this new debt, we entered into an interest rate swap agreement fixing the interest rate to 7.47% based on 1-month SOFR plus 3.25%. Our Chief Executive Officer, David Sobelman, entered into a guarantee agreement for $7.5 million pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. See Note 9 “Mortgage Loans” to our consolidated financial statements for more information.
•
On August 10, 2023, we, through GIP SPE entered into an Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) whereas LC2 purchased a preferred equity interest (the "Preferred Interest") in GIP SPE, providing proceeds of an initial capital contribution of $12.0 million, together with a commitment to make an additional $2.1 million contribution upon the acquisition of our tenant-in-common investment. The Company completed the acquisition of such tenant-in-common interest on September 7, 2023, for a purchase price of $1.3 million and LC2 made the additional $2.1 million capital contribution on September 11, 2023. The Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly (the “Preferred Return”), a portion of which in the amount of 5% per annum, compounded monthly, is deemed to be a "Current Preferred Return", and the remainder of which in the amount of 10.5% per annum (compounded monthly) is deemed to be the “Accrued Preferred Return.” We must redeem the Preferred Interest by August 10, 2025, with two options to extend for an additional 12 months upon payment of an extension fee and an increased preferred rate of return of 18%. LC2 also received a 1% equity fee at closing and will receive a .5% equity fee upon redemption of the Preferred Interest . LC2 will have approval rights to major decisions as defined by the Amended and Restated LL Agreement. See Note 7 “Non-Controlling Interests – LC2-NNN Pref, LLC” to our consolidated financial statements for more information.

On August 10, 2023, we filed Articles Supplementary (the "Articles Supplementary"), with the State Department of Assessments and Taxation of the State of Maryland, to our Articles of Amendment and Restatement, as amended, classifying and designating 2,400,000 shares of our authorized capital stock as shares of Series A Redeemable Preferred Stock. We issued 2,400,000 shares of Series A Preferred Stock to Modiv on August 10, 2023, to fund a portion of the purchase price of the Portfolio Purchase. As set forth in the Articles Supplementary, the Series A Preferred Stock ranks, with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of our common stock, par value $0.01 per share (the “Common Stock”). Holders of Series A Preferred Stock, when, as and if authorized by our board of directors and declared by us out of funds legally available for the payment of dividends, are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends are payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023. Dividends will accrue and be cumulative from and including August 10, 2023, the first date on which shares of the Series A Preferred Stock were issued. See Note 7 “Non-Controlling Interests — Modiv — Series A Preferred Stock” to our consolidated financial statements included in this report for more information regarding the terms of our Series A Preferred Stock.

Concurrent with the closing of the Portfolio Purchase as described above, we entered into certain redemption agreements for the following redeemable non-controlling interests in certain special purpose entities that own properties:

•
On August 8, 2023, we and the Brown Family Trust entered into an agreement to redeem Brown Family Trust's preferred equity interest of $500,000 and a distribution of $1,250 paid on August 10, 2023.
•
On August 8, 2023, we and Irby Prop Partners entered into an agreement to redeem Irby Prop Partners' preferred equity interests of $950,000 and a distribution of $90,070 paid on August 10, 2023.

•
On August 8, 2023, we and Richard Hornstrom entered into an agreement to redeem Richard Hornstrom's preferred equity interest of $650,000 and a distribution of $57,780 paid on August 10, 2023.

On September 7, 2023, we entered into a purchase agreement pursuant to which we purchased the remaining tenancy-in-common ("TIC") interest in its Rockford, IL property leased by La-Z-Boy for $1,318,367 and incurred closing costs of $37,034 for total consideration of $1,355,401. We recorded the acquisition under the cost accumulation method. Pursuant to the Amended and Restated Limited Liability Company Agreement for GIP SPE, entered into by the Operating Partnership and LC2, LC2 was obligated to make an additional $2.1 million capital contribution in GIP SPE upon completion of the acquisition of the Rockford TIC Interest. This additional capital contribution was made on September 11, 2023.

Recent Developments

Dividends

On October 3, 2023, we announced that our Board of Directors authorized a distribution of $0.0396 per share monthly cash distribution for shareholders of record of our common stock as of October 15, 2023, November 15, 2023, and December 15, 2023. October distributions were paid on October 31, 2023 and we expect to pay November and December distributions on or about November 30, 2023 and December 31, 2023, respectively. The Operating Partnership common unit holders received the same distribution.

On October 26, 2023, our Board of Directors authorized a distribution of $0.0396 per share monthly cash distribution for shareholders of record of our preferred stock as of October 30, 2023 which was paid November 14, 2023.

Warrant Exercises

Subsequent to September 30, 2023 but before the filing of this Quarterly Report on Form 10-Q, 2,750 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 275 shares of common stock were issued upon exercise.

Amendment of Secured Promissory Note

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

Results of Operations

Operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

Revenue

During the three months ended September 30, 2023, total revenue from operations was $1,844,148 as compared to $1,474,085 for the three months ended September 30, 2022. Revenue increased primarily due to the revenues generated from the acquisitions during the quarter offset by the move out of one tenant in January 2023.

Operating Expenses

During the three months ended September 30, 2023, we incurred total operating expenses of $3,060,136 as compared to $1,957,293 for the three months ended September 30, 2022 as per below.

	Three Months Ended September 30,
	2023	2022	Change
General and administrative expense	$530,538	$408,570	$121,968
Building expenses	431,359	269,781	161,578
Depreciation and amortization	981,419	561,510	419,909
Interest expense, net	770,624	382,440	388,184
Compensation costs	346,196	334,992	11,204
Total expenses	$3,060,136	$1,957,293	$1,102,843

•
General and administrative costs increased due to the increase in legal expenses for corporate matters.
•
Building expenses and Depreciation and amortization increased due to the property acquisitions made during the quarter.
•
Interest expense, net increased primarily due to the interest and guarantee fee expense incurred on the new mortgage loans entered into in conjunction with the property acquisitions during the quarter.

Other expenses

•
During the three months ended September 30, 2022, we incurred $45,660 in dead deal expense related to acquisition costs incurred in from assets we are no longer pursuing for acquisition.

Net loss

During the three months ended September 30, 2023 and 2022, we generated a net loss of $1,213,265 and $512,117, respectively.

Net income attributable to non-controlling interests

During the three months ended September 30, 2023 and 2022, net income attributable to non-controlling interest was $425,637 and $126,803, respectively. The increase is primarily related to the preferred equity investment made by LC2.

Net loss attributable to common shareholders

During the three months ended September 30, 2023 and 2022, we generated a net loss attributable to our common shareholders of $1,828,902 and $638,920, respectively, driven by the variances described above.

Comprehensive loss attributable to common shareholders

During the three months ended September 30, 2023 and 2022, we generated a comprehensive loss attributable to our common shareholders of $1,749,933 and $638,920, respectively, driven by the variances described above and a gain on derivative instrument.

Operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

Revenue

During the nine months ended September 30, 2023, total revenue from operations was $4,510,065 as compared to $4,035,123 for the nine months ended September 30, 2022. Revenue increased primarily due to the revenues generated from the acquisitions during the quarter offset by the move out of one tenant in January 2023.

Operating Expenses

During the nine months ended September 30, 2023, we incurred total operating expenses of $7,082,645 as compared to $5,636,231 for the nine months ended September 30, 2023, as per below.

	Nine Months Ended September 30,
	2023	2022	Change
General and administrative expense	$1,233,674	$1,222,986	$10,688
Building expenses	1,065,214	848,373	216,841
Depreciation and amortization	2,096,970	1,551,079	545,891
Interest expense, net	1,706,585	1,088,361	618,224
Compensation costs	980,202	925,432	54,770
Total expenses	$7,082,645	$5,636,231	$1,446,414
•
General and administrative costs increased due to the increase in legal expenses for corporate matters.
•
Building expenses and Depreciation and amortization increased due to the property acquisitions.
•
Interest expense, net increased primarily due to the interest and guarantee fee expense incurred on the new mortgage loans entered into in conjunction with the property acquisitions.
•
Compensation costs increased due to an increase in stock based compensation expense from accelerated vesting of the restricted stock.

Other expenses

•
During the nine months ended September 30, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.

•
During the nine months ended September 30, 2023 and 2022, we incurred $109,569 and $153,031, respectively, in dead deal expense related to acquisition costs incurred in from assets we are no longer pursuing for acquisition.
•
During the nine months ended September 30, 2022, we incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on mortgage loans that were refinanced in addition to a prepayment penalty incurred of $21,000.

Net loss

During the nine months ended September 30, 2023 and 2022, we generated a net loss of $3,156,015 and $1,874,327, respectively.

Net income attributable to non-controlling interests

During the nine months ended September 30, 2023 and 2022, net income attributable to non-controlling interest was $681,916 and $386,947, respectively. The increase is primarily related to the preferred equity investment made by LC2.

Net loss attributable to common shareholders

During the nine months ended September 30, 2023 and 2022, we generated a net loss attributable to our common shareholders of $4,027,931 and $2,261,274, respectively.

Comprehensive loss attributable to common shareholders

During the three months ended September 30, 2023 and 2022, we generated a comprehensive loss attributable to our common shareholders of $3,948,962 and $2,261,274, respectively, driven by the variances described above and a gain on derivative instrument in the current year.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of September 30, 2023, we had total cash (unrestricted and restricted) of $4,372,672, properties with a gross cost basis of $104,966,403 and outstanding mortgage loans with a principal balance of $58,452,166.

In September 2021, we closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million including issuance costs incurred during the years ended December 31, 2021 and 2020.

On October 26, 2021, we entered into a Commitment Letter with American Momentum Bank (the “Lender”) for a $25 million master commitment credit facility (the “Facility”) to be used for the acquisition of income producing real estate properties. Borrowings under the Facility will accrue interest at a variable rate equal to the Wall Street Journal Prime rate, adjusted monthly, subject to a floor interest rate of 3.25% per year. On May 9, 2022, we amended the Facility with the Lender, by entering into a new Facility, to increase the available borrowings from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, we and the Lender combined the prior commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of September 30, 2023 and December 31, 2022, we did not have an outstanding balance on the Facility.

On April 1, 2022, we entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of our properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property previously held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. In conjunction with the LC2 Investment to purchase the remaining interest in the tenancy-in-common interest discussed above, we assumed the original $2.1 million loan on the property with a balance as of September 30, 3023 of $2,079,178 and recognized a discount of $383,767. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. Our CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

On August 10, 2023, we entered into a $21.0 million loan agreement with Valley National Bank ("Valley") to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. However, we entered into an interest rate swap to fix the interest rate at 7.47% per annum. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. The loan may generally be prepaid at any time without penalty in whole or in part, provided that there is no return of loan fees and prepaid financing fees. The loan is secured by first mortgages and assignments of rents in the properties comprising the Modiv Portfolio and eight other properties held by subsidiaries of GIP SPE that had outstanding loans with Valley. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries that hold the properties subject to the acquisition of the Modiv Portfolio. The loan agreement requires a minimum debt-service coverage ratio 1.50:1 on a trailing twelve-month basis, tested as of December 31, 2024 and annually thereafter. Our President and CEO also entered into a personal, full recourse guarantee with a $7,500,000 cap.

Our President and CEO has also personally guaranteed the repayment of the $10.9 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $12,005,274.

During the three and nine months ended September 30, 2023, we incurred a guarantee fee expense to our CEO of $81,022 and $196,304, respectively, recorded to interest expense and $57,641 and $57,641 was incurred during the three and nine months ended September 30, 2022.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and made the first and second installment payments of $325,000 each on September 13, 2022 and March 8, 2023, respectively, and third payment of $452,460 on September 14, 2023 with a balance of $1,809,840 outstanding as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, we had total current liabilities which consists of accounts payable, accrued expenses, and insurance payable of $1,531,077 and $714,354, respectively.

Outstanding mortgage loans payable consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By	Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2023	12/31/2022	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation, and Pratt & Whitney Automation, Inc.	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,808,489	$10,957,829	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,401,027	7,578,304	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,604,247	4,728,462	1.25
Sherwin Williams Company	Tampa, FL	1,286,664	(b)	3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.2
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	919,519	928,728	1.5
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	919,519	928,728	1.5
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,079,178	-	1.5
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,527,334	2,552,644	1.5
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,709,983	1,727,108	1.5
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,285,176	1,298,047	1.5
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,925,434	3,964,745	1.5
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,438,827	-	1.5
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,426,051	-	1.5
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	634,490	-	1.5
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	555,554	-	1.5
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	725,417	-	1.5
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	566,545	-	1.5
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	623,499	-	1.5
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	532,572	-	1.5
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	555,554	-	1.5
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	646,481	-	1.5
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,947,632	-	1.5
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,291,962	-	1.5
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,041,012	-	1.5
		$60,550,913					$58,452,166	$35,951,259
						Less Debt Discount, net	(383,767)	-
						Less Debt Issuance Costs, net	$(990,268)	$(717,381)
							57,078,131	35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

We amortized debt issuance costs during the three months ended September 30, 2023 and 2022 to interest expense of $46,260 and $27,758, respectively. We amortized debt issuance costs during the nine months ended September 30, 2023 and 2022 to interest expense of $103,990 and $89,364, respectively. We paid debt issuance costs of $376,877 during the three and nine months ended September 30, 2023 and $330,177 during the three and nine months ended September 30, 2022.

Each promissory note requires us to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, encumbered by seven properties and requiring a 1.50 DSCR, requires us to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2023, we were in compliance with all covenants.

Minimum required principal payments on our debt as of September 30, 2023 are as follows:

				Total as of September 30, 2023
	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party
2023 (3 months remaining)	$308,281	$-	$-	$308,281
2024	12,780,776	1,809,840	-	14,590,616
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
Thereafter	42,426,687	-	-	42,426,687
	$58,452,166	$1,809,840	$5,500,000	$65,762,006

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2023.

The cash portion of the purchase price for the Portfolio Purchase was financed, in part, with the proceeds of the sale of the Preferred Interest in GIP SPE to LC2. The Preferred Interest is required to be redeemed in full by GIP SPE on or before August 10, 2025, provided that the Operating Partnership may extend the redemption date for two consecutive 12-month extension periods, subject to satisfaction of certain conditions and payment of an increased return on the Preferred Interest and additional fees. See Note 7 “Non-Controlling Interests – LC2-NNN Pref, LLC” to our consolidated financial statements for more information.

The cash portion of the purchase price for the Portfolio Purchase was also financed, in part, with a new $21.0 million secured debt facility from Valley National Bank. Payments of interest and principal under the loan agreement in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. To secure a fixed interest rate on this new debt, we entered into an interest rate swap agreement fixing the interest rate to 7.47% based on 1-month SOFR plus 3.25%. The loan agreement requires the borrower to maintain a minimum debt-service coverage ration of 1.50:1 on a trailing twelve-month basis, tested as of December 31, 2024, and annually thereafter. The loan agreement also provides for customary events of default and other customary affirmative and negative covenants, including reporting covenants and restrictions on investments, additional indebtedness, liens, sales of properties, certain mergers, and certain management changes. See Note 9 “Mortgage Loans” to our consolidated financial statements for more information.

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

Cash from Operating Activities

Net cash provided by operating activities was $18,537 and $275,717 for the nine months ended September 30, 2023 and 2022, respectively.

Cash from Investing Activities

Net cash used in investing activities was $33,314,973 and $13,279,054 during the nine months ended September 30, 2023 and 2022, respectively. The increase is primarily due to the acquisition of properties.

Cash from Financing Activities

Net cash provided by financing activities was $33,916,112 during the nine months ended September 30, 2023 and net cash provided by financing activities was $5,001,430 during the nine months ended September 30, 2023. The increase is primarily due to the debt and equity financing to acquire several properties.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(1,213,265)	$(512,117)	$(3,156,015)	$(1,874,327)
Other expense	639	-	506,639	-
Depreciation and amortization	981,419	561,510	2,096,970	1,551,079
Funds From Operations	$(231,207)	$49,393	$(552,406)	$(323,248)
Amortization of debt issuance costs	46,260	27,758	103,990	89,364
Non-cash stock compensation	119,380	110,869	287,067	328,913
Adjustments to Funds From Operations	165,640	138,627	391,057	418,277
Core Funds From Operations	$(65,567)	$188,020	$(161,349)	$95,029

Net loss	$(1,213,265)	$(512,117)	$(3,156,015)	$(1,874,327)
Other expense	639	-	506,639	-
Depreciation and amortization	981,419	561,510	2,096,970	1,551,079
Amortization of debt issuance costs	46,260	27,758	103,990	89,364
Above and below-market lease amortization, net	20,398	(26,297)	(81,957)	(76,478)
Straight line rent, net	20,942	13,203	61,383	29,263
Adjustments to net loss	$1,069,658	$576,174	$2,687,025	$1,593,228
Adjusted Funds From Operations	$(143,607)	$64,057	$(468,990)	$(281,099)

Dead deal expense	$-	$45,660	$109,569	$153,031
Loss on debt extinguishment	-	-	-	144,029
Write off of deferred financing costs	-	137,522	-	137,522
Non-cash stock compensation	119,380	110,869	287,067	328,913
Adjustments to Adjusted Funds From Operations	$119,380	$294,051	$396,636	$763,495
Core Adjusted Funds From Operations	$(24,227)	$358,108	$(72,354)	$482,396

Net loss	$(1,213,265)	$(512,117)	$(3,156,015)	$(1,874,327)
Net income attributable to non-controlling interests	(425,637)	(126,803)	(681,916)	(386,947)
Net loss attributable to Generation Income Properties, Inc.	$(1,638,902)	$(638,920)	$(3,837,931)	$(2,261,274)
Preferred stock dividends	(190,000)	-	(190,000)	-
Net loss attributable to common shareholders	$(1,828,902)	$(638,920)	$(4,027,931)	$(2,261,274)

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or results of operations. Except as set forth below and to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors set forth below update certain risks associated with (i) our business and properties to reflect the issuance of the Preferred Interest to LC2 and (ii) our debt financing to reflect the terms of additional debt incurred by us, in each case during the quarter covered by this report, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks as described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Risks Related to Our Business and Properties

The Amended and Restated Limited Liability Company Agreement for GIP SPE, entered into by the Operating Partnership and LC2, contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

LC2 has substantial rights under the Amended and Restated Limited Liability Company Agreement for GIP SPE (the “GIP SPE Operating Agreement”). GIP SPE is a subsidiary of our Operating Partnership, which holds, directly and indirectly, 21 of our properties, including the properties comprising the Portfolio Purchase and eight of our other properties (collectively, the “Properties”). Under the GIP SPE Operating Agreement, the following actions, among others, require the approval of LC2:

•
the adoption and approval of annual operating budgets for the operations and improvements of the Properties;
•
acquiring additional real property or any interest therein;
•
selling, leasing, assigning, pledging, conveying, exchanging, encumbering or otherwise disposing of all or a material portion of the assets of GIP SPE or any of its Properties, subject to certain exceptions;
•
amending or waiving any provision of, or otherwise modifying the GIP SPE Operating Agreement;
•
amending, extending or materially modifying any existing lease relating to any of the Properties or entering into any new lease with respect to any of the Properties;
•
admitting, including by assignment of economic rights or permitting encumbrances of membership interests in GIP SPE, any member other than by means of a transfer permitted by the GIP SPE Operating Agreement;
•
merging or consolidating GIP SPE with or into another entity, reorganizing GIP SPE, or making a binding commitment to do any of the foregoing;
•
making an assignment for the benefit of creditors, filing a petition in bankruptcy, petitioning or applying to any tribunal for the appointment of a custodian, receiver or any trustee for GIP SPE, or a substantial part of any of its properties or assets, or commencing any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction;
•
voluntarily dissolving or liquidating GIP SPE;
•
causing GIP SPE to loan any of its funds;
•
except as specifically provided in the agreement, engaging in any Capital Transaction (as defined in the GIP SPE Operating Agreement), financing or any Approved Loan (as defined in the GIP SPE Operating Agreement), or executing or otherwise entering into any loan, guaranty, indemnity or similar agreement by GIP SPE or modifying in any material nature, extending, renewing, changing or prepaying in whole or in part any borrowing, financing, refinancing, indemnity or similar agreement, or making any commitments to borrow funds;
•
causing GIP SPE to make, revoke or modify any tax election; and
•
making any change to GIP SPE’s accounting practices or policies that could be material to either GIP SPE or its members.

GIP SPE’s Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly, a portion of which, in the amount of 5% per annum, is deemed to be the “current preferred return,” and the remainder of which, in the amount of 10.5% per annum, is deemed to be the “accrued preferred return.” The GIP SPE Operating Agreement provides that operating distributions by GIP SPE will be made first to LC2 to satisfy any accrued but unpaid current preferred return, with the balance being paid to the Operating Partnership, subject to certain exceptions. The GIP SPE Operating Agreement also provides that distributions from capital transactions will be paid first to LC2 to satisfy any accrued but unpaid preferred return, then to LC2 until the “Make-Whole Amount” (defined as an amount equal to 1.3 times the LC2 Investment) is reduced to zero, and then to the Operating Partnership.

LC2’s rights under the GIP SPE Operating Agreement may significantly impede our ability to operate our business and manage our Properties. Furthermore, these rights may prevent us from engaging in transactions, including change of control or financing transactions, that otherwise would be attractive to us. The foregoing could adversely affect our financial condition, results of operations and cash flows, the market value of our common stock and our ability to pay dividends to our common stockholders in the future.

Risks Associated with Debt Financing

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to Debt Service Coverage Ratios ("DSCR") covenants. For example, our $21.0 million debt facility with Valley National Bank, which we used to finance a part of the cash purchase price for the Portfolio Purchase, requires the Company to maintain a minimum DSCR of 1.50:1 on a trailing twelve-month basis, tested as of December 31, 2024, and annually thereafter. Loan documents we enter into, including those under our debt facility with Valley National Bank, may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager as well as reporting covenants and restrictions on investments, additional indebtedness, liens, sales of properties, certain mergers, and certain management changes. These covenants, as well as any future covenants we may enter into through further loan agreements, could limit our operational flexibility and/or could inhibit our financial flexibility in the future and prevent distributions to stockholders.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. We entered into a loan agreement with Valley National Bank to finance a portion of the cash purchase price for the Portfolio Purchase. The loan agreement is secured by first mortgages and assignments of rents in the properties comprising the Portfolio Purchase and eight other properties held by subsidiaries of GIP SPE that had outstanding loans with Valley National Bank at that time. All of the mortgaged properties cross-collateralize the loan with Valley National Bank, and the loan is guaranteed by the Operating Partnership and our subsidiaries that hold the properties that comprise the Portfolio Purchase. To the extent lenders require us to cross-collateralize our properties, or provisions in our loan documents contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. Foreclosures of one or more of our properties could have a material adverse effect on us. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None, other than as disclosed in the Current Report on Form 8-K filed on August 14, 2023.

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

As of September 30, 2023, the Company has used all of the proceeds from the Public Offering.

(c)
Repurchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

2.1^

Agreement of Purchase and Sale, dated August 10, 2023, among Modiv Inc., Generation Income Properties, Inc., Generation Income Properties, L.P., and each entity identified as a “Selling Entity” therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 14, 2023).

2.2

Tenant in Common Purchase Agreement, dated September 7, 2023 between GIPIL 525 S Perryville Rd, LLC and Sunnyridge MHP, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 13, 2023).

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
3.3

Articles Supplementary for the Series A Redeemable Preferred Stock of Generation Income Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 14, 2023).

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
10.3

Third Amendment to Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P., dated August 10, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.4	Registration Rights Agreement, dated August 10, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 14, 2023).
10.5^	Loan Agreement, dated August 10, 2023, between GIP13, LLC and Valley National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 14, 2023).
10.6	Promissory Note, dated August 10, 2023, payable by GIP13, LLC to Valley National Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 14, 2023).
10.7^

Amended and Restated Liability Company Agreement of GIP VB SPE, LLC, dated August 10, 2023, between Generation Income Properties, L.P. and LC2-NNN Pref, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.8^

Agreement Providing Representations and Warranties, dated August 10, 2023, between Generation Income Properties, L.P. and LC2-NNN Pref, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.9

Redemption Agreement with Brown Family Enterprises, LLC dated August 8, 2023 for GIPNC 201 Etheridge Road, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.10

Redemption Agreement with Richard N. Hornstrom dated August 8, 2023 for GIPIL 525 S Perryville Rd, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.11

Redemption Agreement with Richard N. Hornstrom dated August 8, 2023 for GIPFL 702 Tillman Place, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.12

Redemption Agreement with Stephen J. Brown dated August 8, 2023 for GIPFL 702 Tillman Place, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed August 14, 2023).

10.13

Separation and Release Agreement, dated October 3, 2023 between Generation Income Properties, Inc. and Allison Davies (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2023).

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

* Filed herewith.

^ Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: November 14, 2023	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Allison Davies
Allison Davies
Chief Financial Officer
(Principal Financial and Accounting Officer)