Form 10-K
period 2023-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2024-04-08
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.4 million (based upon the closing sales price of the common stock on June 30, 2023 of $3.97).

The registrant had 5,419,586 shares of Common Stock, par value $0.01 per share, outstanding as of March 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders, and we currently own only twenty-five leased properties.
•
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
•
We may change our investment objectives without seeking stockholder approval.
•
We may not be successful in identifying and consummating suitable investment opportunities.
•
If we cannot obtain additional capital, our ability to make acquisitions and lease properties will be limited.
•
The Amended and Restated Limited Liability Company Agreement for GIP SPE contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows.
•
We may never reach sufficient size to achieve diversity in our portfolio.
•
Because of our holding company structure, we depend on our Operating Partnership subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership subsidiary and its subsidiaries.
•
We may incur losses as a result of ineffective risk management processes and strategies.
•
You will not have the opportunity to evaluate our investments before we make them.
•
The loss of any of our executive officers could adversely affect our ability to continue operations.
•
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
•
The third party valuations of real estate investments we seek to purchase often times includes the value of a commercial lease and the loss of such a lease could result in the value of the real property declining.
•
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
•
If a major tenant declares bankruptcy, we may be unable to collect balances due under its leases, which would have a harmful effect on our financial condition and ability to pay distributions to you.
•
We own twenty-three of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.
•
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
•
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
•
Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon lease terminations.
•
We may be unable to secure funds for future tenant improvements, build outs or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
•
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

•
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
•
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
•
Rising expenses could reduce cash flow and funds available for future acquisitions.
•
Increased vacancy rates could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
•
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
•
We could be exposed to environmental liabilities with respect to investments to which we take title.
•
CC&Rs may restrict our ability to operate a property.
•
Our properties may face competition that could reduce the amount of rent paid to us, which would reduce the cash available for distributions and the amount of distributions.
•
We may not be able to re-lease or renew leases at our properties on terms favorable to us or at all.
•
Lease defaults, terminations or landlord-tenant disputes may adversely reduce our income from our property portfolio.
•
We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.
•
High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.
•
High mortgage rates may make it difficult for us to finance or refinance properties.
•
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
•
The Company's failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions.
•
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.
•
REIT distribution requirements could adversely affect our liquidity.

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

We and our Operating Partnership were organized to operate using an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. We use an UPREIT structure because a sale of property directly to another person or entity generally is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property that desires to defer taxable gain on the sale of its property may transfer the property to the Operating Partnership in exchange for common units in the Operating Partnership and defer taxation of gain until the seller later disposes of its common units in the Operating Partnership. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. As of December 31, 2023, as the general partner of the Operating Partnership, we owned 90.7% of the outstanding common units in the Operating Partnership and outside investors owned 9.3%. The Company formed a Maryland entity GIP REIT OP Limited LLC as a wholly owned subsidiary in 2018 that owned 0.002% of the Operating Partnership as of December 31, 2023.

The following chart shows the structure of the Company as of December 31, 2023:

Generation Income Properties Inc.
(GIP LP – 90.7%)
GIP REIT OP Limited, LLC
(GIP LP - 0.002%)
GIP TRS Inc
Generation Income Properties, LP
Other Partners of GIP LP 9.3%
GIPVA 2510 WALMER AVE, LLC
Brown Family Enterprises, LLC
GIPVA 130 CORPORATE BLVD, LLC
Brown Family Enterprises, LLC
GIPRI 332 Valley St, LLC
(Empty Entity)
GIP DB SPE
GIPFL 13– S Dale Mabry LLC
GIPDC 3707 14th St LLC
GIPAL JV 15091 SW ALABAMA 20
GIPVB SPE LLC
LC2-NNN Pref, LLC
GIP13, LLC(4)
GIPCA 258 Bernard Street, LLC
GIPCA 707 North Broadway, LLC
GIPCA 991 Nut Tree Road, LLC
GIPFL 2601 Westhall Lane, LLC
GIPGA 2383 Lake Harbin Road, LLC
GIPME 1905 Hallowell Road, LLC
GIPME 409 US Route 2, LLC
GIPOH 5405 Tiffin Avenue, LLC
GIPOH 6696 State Route 95, LLC
GIPOH 7970 E Harbor Road, LLC
GIPPA 23 Wert Drive, LLC
GIPTX 1235 Old Highway 90 West, LLC
GIPTX 6919 North Service Road, LLC
GIPAZ 199 N Pantano Road, LLC
GIPNC Etheridge Road LLC(1)
GIPFL 702 Tillman Place LLC(2)
GIPCO 585 24 1 2 Road LLC
GIP 3134 W 76th St LLC
GIPFL 10002 N Dale Mabry LLC
GIPFL 508 S Howard Ave LLC
GIPIL 525 S Perryville Rd, LLC(3)

(1) Until August 8, 2023 The Brown Family owned redeemable liability company interests in GIPNC 199 N Etheridge Road LLC. The Company has since purchased the Brown Family's interest and as of the reporting date owns 100% of the entity.

(2) Until August 8, 2023 Richard Hornstrom and Stephen Brown owned redeemable limited liability company member interests in GIPFL 702 Tillman Place LLC. The Company has purchased each of Mr. Hornstrom and Mr. Brown’s interests, in full, and as of the reporting date, owns 100% of the entity.

(3) Until September 7, 2023 Richard Hornstrom owned a redeemable limited liability company interest in GIPIL 525 S Perryville Rd, LLC. The Company has since purchased Mr. Hornstrom’s interest and as of the reporting date owns 100% of the entity.

(4) On August 10, 2023 the company acquired a 13 property portfolio, now GIP13, LLC, from Modiv Inc. for a purchase price of $42 million. The acquired portfolio consists of eleven (11) retail and two (2) office properties.

Business Objectives and Investment Strategy

We intend to continue to acquire and manage a diversified portfolio of high-quality net leased properties that generates predictable cash flows and capital appreciation over market cycles. Our properties are generally net leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for most or all property related expenses such as real estate taxes, insurance, and maintenance costs. We believe this lease structure provides us with stable cash flows over the term of the lease and minimizes the ongoing capital expenditures. We seek to identify properties in submarkets with high barriers to entry for development and where valuation is frequently influenced by local real estate market conditions and tenant needs

Focus on Real Estate Fundamentals: We have observed that the market for properties with bond type net leased structures, lease terms greater than ten years, and limited rent escalators upon renewal are exposed to many of the same operational and market risks as other net leased properties while providing lower returns due to competition. We believe that focusing on traditional real estate fundamentals allows us to target properties with shorter lease terms, modified net leases or vacancy and thereby may allow us to generate superior returns.

Target Markets with Attractive Characteristics: We concentrate our investment activity in select target markets with the following characteristics: high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high-quality local labor pools. We believe that these markets offer a higher probability of producing long term rent growth and capital appreciation.

Target Strategic Net Leased Properties: We target properties that offer unique strategic advantages to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. An example of a specialized property is our General Services Administration occupied building in Norfolk, Virginia due to the tenant’s buildout for IT and security. We target properties if we believe they are critical to the ongoing operations of the tenant and the profitability of its business. We believe that the profitability of the operations and the difficulty in replicating or moving operations reflect the importance of the property to the tenant’s business.

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
•
Vice President of Accounting and Finance ("VP Accounting"), Ron Cook, who has over 20 years in various capacities within commercial real estate investment and finance.
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

Our Current Portfolio as of December 31, 2023

The following are characteristics of our properties as of December 31, 2023:

•
Creditworthy Tenants. Approximately 68% of our portfolio’s annualized rent as of December 31, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-”

or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2023.
•
96% Occupied. Our portfolio is 96% leased and occupied.
•
Contractual Rent Growth. 84% of the leases in our current portfolio (based on annualized base rent as of December 31, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.02.

Given the nature of our leases, our tenants either pay the real estate taxes or insurance directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

For further information on our properties and our tenant base, see “Item 2–Properties.”

The table below presents an overview of the properties in our portfolio as of December 31, 2023:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (5)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	2.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	4.2	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(4)	A-	0.1	N/A	N/A	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy(7)	AA+	4.7	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	VACANT(7)	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	3.7	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	4.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	5.1	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	1.0	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	3.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	2.8	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	3.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB	6.1	7 x 5	Yes	$823,962	$9.32
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	5.6	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	4.6	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	6.5	3 x 5	Yes	$86,040	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	11.4	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	6.6	3 x 5	Yes	$112,440	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	11.4	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	6.8	3 x 5	Yes	$92,964	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	6.5	3 x 5	Yes	$85,920	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	6.8	3 x 5	Yes	$86,004	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	1.6	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	2.9	1 x 5	Yes	$835,346	$25.22
Office	Vacaville, CA	11,014	General Services Administration	AA+	2.6	N/A	No	$343,665	$31.20
Retail	Santa Maria, CA	14,490	Walgreens (6)	BBB	8.3	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	3.8	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		539,827						$8,647,766	$16.02

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2023. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
Tenant has the right to terminate the lease on January 31, 2024 subject to certain conditions. As of the reporting date the tenant has vacated.
(5)
Includes rent escalations available from lease renewal options.
(6)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(7)
Two tenants occupy this single property.

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

Property and Asset Management Agreements

We manage our properties in-house, except for our Norfolk, Virginia properties and our Maitland, Florida property.

We previously engaged Colliers International Asset Services to provide property management services to our two properties in Norfolk, Virginia. The agreements provided for us to pay Colliers International Asset Services a management fee equal to 2.5% of the gross collected rent of each of the two properties (inclusive of tenant expense reimbursements) as well as a construction supervision fee for any approved construction. On May 31, 2022, the Company terminated the agreement with Colliers International Asset Services effective June 30, 2022. The Company engaged Bevara Building Services for facility management and property management services for the two Norfolk, Virginia properties from June 15, 2022 through July 2023. Effective August 2023 Colliers International Asset Services resumed management services for our Norfolk, VA properties for an aggregate of approximately $42,000 annually, as well as, for our Maitland, Florida property for approximately $24,000 annually.

Distributions

From inception through December 31, 2023, we have distributed $3,872,035 to common stockholders. In addition, on January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

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

Human Capital

As of December 31, 2023 we had four full-time employees. We plan to use outside consultants, attorneys, and accountants, as necessary. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We currently own twenty-six properties.

As of March 29, 2024, we own twenty-six properties. We will need to raise funds to acquire additional properties to lease in order to grow and generate additional revenue. Because we only own twenty-six properties, the loss of any one tenant (or financial difficulties experienced by one of our tenants) could have a material adverse impact on our business and operations.

Many of our current and future properties depend upon a single tenant for all or a majority of the rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Current and future properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. For example, one tenant in one of our Norfolk, Virginia properties and another tenant in our Alabama property did not renew their leases that terminated on January 31, 2023 and January 31, 2024, respectively. Consequently, if we do not timely find replacement tenants for each, it may materially adversely impact our business.

We have experienced losses in the past, and we will likely experience similar losses in the near future.

From inception of the Company through December 31, 2023, we had a cumulative net loss of approximately $14.8 million. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses as a public company relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. As we continue to acquire properties, we anticipate we will achieve scale to reduce these expenses; however, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Our ability to acquire and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our common stock. Our Board may authorize the issuance of classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of shares of our common stock.

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

In connection with the preferred investment by LC2 in our GIP SPE subsidiary, LC2 has substantial rights under the Amended and Restated Limited Liability Company Agreement for GIP SPE (the “GIP SPE Operating Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Recent Developments.”

GIP SPE is a subsidiary of our Operating Partnership, which holds, directly and indirectly, 21 of our properties, including the properties comprising our portfolio acquisition from Modiv Industrial and eight of our other properties (collectively, the “Properties”). Under the GIP SPE Operating Agreement, the following actions, among others, require the approval of LC2:

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

We are presently a comparatively small company with only twenty-six properties, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity. In addition, because we intend to focus on single-tenant properties, we may never have a diverse group of tenants renting our properties, which will hinder our ability to achieve overall diversity in our portfolio. As of March 29, 2024, 40% of our total base rent is derived from our office properties and 60% from retail/medical-retail properties.

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

Because there are consistently periods of different levels of demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as the Company. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the investment.

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

We only have four full-time employees and are therefore entirely dependent on the efforts of our CEO and core staff. The departure of any of these employees and our inability to find suitable replacements, or the loss of other key personnel in the future, could have a harmful effect on our business.

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

Our success will depend on the financial ability of our tenants to remain current with their leases with us. We may experience concentration in one or more tenants if the future leases we have with those tenants represent a significant percentage of our operations. As of March 29, 2024, we have five tenants, that each account for more than 10% of our annualized rent: the General Service Administration, Dollar General, the City of San Antonio, exp U. S. Services Inc., Kohl's Corporation who collectively contributed approximately 64% of our portfolio’s annualized base rent. Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We plan to focus our acquisition efforts on markets where our tenants or potential tenants can be successful in their current and future operations. As of March 29, 2024, we own twenty-six properties, which are located in Alabama (1 property), Arizona (1 property), California (3 properties), Colorado (1 property), Washington, D.C. (1 property), Florida (5 properties), Georgia (1 property), Illinois (2 properties), Maine (2 properties), North Carolina (1 property), Ohio (3 properties), Pennsylvania (1 property), Texas (2 properties) and Virginia (2 properties). In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area, such as a local economic downturn or a severe natural disaster, would have a magnified adverse effect on our portfolio. In addition, we may own properties, either currently or in the future, that subjects us to the risk of rising sea levels, potential flooding, increased frequency or severity of hurricanes or other natural disasters as a result of climate change and global warming, which risk is increased given our geographic concentration. Similarly, if tenants of our properties become concentrated in a certain industry or industries or in any particular tenant, any adverse effect to that industry or tenant generally would have a disproportionately adverse effect on our portfolio.

We own twenty-three of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.

As of March 29, 2024, we own twenty-three properties through preferred equity partnerships and we may enter into more in the future. Our partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the partnership. In the event that we have a disagreement with a partner as to the resolution of a particular issue to come before the partnership, or as to the management or conduct of the business of the partnership in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the partnership.

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

The length and severity of any economic downturn cannot be predicted. Recently, the economic climate was negatively impacted by the actions taken by governmental authorities, businesses and individuals in response to the coronavirus pandemic. Our tenants, and therefore, operations will be negatively affected in the event of a prolonged economic downturn.

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

As of December 31, 2023, we had total cash (unrestricted and restricted) of $3,151,946, properties with a cost basis of $104,912,421 and outstanding debt of $56,817,310.

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

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, we currently do not have any variable rate debt but if we do in the future then increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

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

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to Debt Service Coverage Ratios ("DSCR") covenants. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager. These covenants, as well as any future covenants we may enter into through further loan agreements, could limit our operational flexibility and/or could inhibit our financial flexibility in the future and prevent distributions to stockholders. As of December 31, 2023, we were in compliance with all covenants with the exception of one project level debt service coverage ratio ("DSCR") covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan documents, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and will restore the property to full occupancy upon commencement.

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

We continue to have significant debt obligations and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

We have significant debt obligations under our Bayport Credit Union commercial loan agreements, with $7.3 million and $4.6 million of secured nonrecourse principal due in September 2024 and October 2024, respectively.

We cannot reasonably guarantee that our business will generate sufficient cash flows from operations, or that future capital will be available to us, in an amount sufficient to fund our future liquidity needs and to make the required payment on the indebtedness. In the absence of adequate cash from operations and/or other available capital resources we could face substantial liquidity constraints. To the extent that we could not repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations which would adversely affect our ability to continue as a going concern. We cannot reasonably guarantee that we will be able to raise sufficient capital through debt or equity financings on terms acceptable to us, or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.

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

One of the requirements for REIT qualification is that we not be closely held. For these purposes, we will be closely held if five or fewer individuals (including certain entities treated as individuals for this purpose) own (or are treated as owning under applicable attribution rules) more than 50% by value of our stock at any time during the second half of the taxable year. This requirement does not apply during our first REIT year. Upon the election to be taxed as a REIT for our taxable year ending December 31, 2021, the closely held test became effective for our taxable year ending December 31, 2022 and we were not considered closely held. As of December 31, 2023 we maintain that we are not closely held. Our articles of incorporation generally restrict any person from owning or being treated as owning more than 9.8% of our stock, limiting the amount of our stock any five persons could own or be treated as owning 49% of our stock, in order to prevent us from failing the closely held requirement. As permitted in our articles of incorporation, however, our Board has granted, and may grant from time to time in the future, waivers with respect to the 9.8% ownership restriction for holders for which we determine, based on such holders’ representations, covenants and agreements, that such waivers would not jeopardize our status as a REIT.

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

Because we have 110 million authorized shares of stock, management could issue additional shares, diluting the current shareholders’ equity.

We have 100 million authorized shares of common stock and 10 million authorized shares of preferred stock. Our management could, without the consent of the existing shareholders, issue substantially more shares of common stock, causing a large dilution in the equity position of our current shareholders. Additionally, large share issuances would generally have a negative impact on the value of our shares, which could cause you to lose a substantial amount, or all, of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management Approach and Strategy

Our corporate information technology, accounting and financial reporting platforms, and related systems (our “Information Systems”) are necessary for our business. We use these systems, among others, to manage key aspects of our business, including relationships with our tenants and vendors, accounting, acquisitions, internal and external communications and property and asset management. We also rely on the secure collection, storage, transmission and processing of proprietary, confidential and sensitive data related to our business (our “Sensitive Data”). We engage a third-party managed information technology service provider (the “MSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our cybersecurity risk management is integrated into our overall enterprise risk management efforts and shares common methodologies, reporting channels and governance processes that apply across our overall enterprise risk management.

We and our MSP identify, assess and manage material cybersecurity threats and risks to our Information Systems and Sensitive Data through the following, among others:

•
a multidisciplinary team, including a dedicated technology committee (the “Technology Committee”) comprising members from senior management, asset management and accounting and legal functions, in conjunction with our MSP and other third-party service vendors, to identify, assess and manage cybersecurity threats and risks;
•
various internal processes and procedures to monitor and evaluate threat environment and our risk profile using methods such as manual and automated tools, subscribing to reports and services that identify and analyze cybersecurity threats, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and conducting threat and vulnerability assessments;

•
various technical, physical and organizational processes and policies to manage and mitigate material cybersecurity risks, such as risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, employee training and penetration testing; and
•
working with third-party vendors from time to time that assist us to identify, assess and manage cybersecurity risks, such as professional services firms and penetration testing firms.

ITEM 2. PROPERTIES

The following are characteristics of our properties as of December 31, 2023:

•
Creditworthy Tenants. Approximately 68% of our portfolio’s annualized rent as of December 31, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2023.
•
96% Occupied. Our portfolio is 96% leased and occupied.
•
Contractual Rent Growth. Approximately 84% of the leases in our current portfolio (based on annualized base rent as of December 31, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.02.

Geographic Diversification Table

The following tables show a list of properties grouped by the state where each of our investments are located.

State	# of Properties	Square Feet	% of Total Square Feet	2023 Annual Base Rent	% of Total Annual Base Rent
Illinois	2	26,235	5%	$595,502	7%
Ohio	3	27,078	5%	246,276	3%
District of Columbia	1	3,000	1%	129,804	2%
Maine	2	18,126	3%	205,404	2%
Pennsylvania	1	9,100	2%	86,004	1%
Alabama	1	59,091	11%	684,996	8%
Florida	5	49,286	9%	1,481,965	16%
North Carolina	1	7,543	1%	161,346	2%
Virginia	2	106,996	20%	1,692,059	20%
Texas	2	59,026	11%	1,010,040	12%
Georgia	1	10,906	2%	103,607	1%
Arizona	1	88,408	16%	823,962	10%
Colorado	1	30,701	6%	353,061	4%
California	3	44,331	8%	1,073,740	12%
	26	539,827	100%	$8,647,766	100%

Tenants as of December 31, 2023

Tenant	# of Leases	Square Feet	% of Total Square Feet	2023 Annual Base Rent	% of Total Annual Base Rent
7-Eleven Corporation	1	3,000	1%	$129,804	2%
Best Buy Co., Inc.	1	30,701	5%	353,061	4%
Fresenius Medical Care Holdings, Inc.	1	10,947	2%	228,902	3%
General Services Administration of the USA	3	68,459	13%	1,431,934	17%
Kohl's Corporation	1	88,408	17%	823,962	10%
La-Z-Boy Inc.	1	15,288	3%	366,600	4%
PRA Group, Inc.	1	34,847	7%	765,136	9%
Pratt & Whitney Automation, Inc.	1	59,091	11%	684,996	8%
Irby Construction	1	7,826	2%	170,865	2%
Sherwin Williams Company	1	3,500	1%	126,788	1%
Starbucks Corporation	2	4,842	1%	348,966	4%
San Antonio Early Childhood Education Municipal Development Corporation	1	50,000	10%	924,000	11%
Dollar Tree	1	10,906	2%	103,607	1%
Dollar General	8	82,157	16%	984,799	11%
exp US Services, Inc.	1	33,118	6%	835,346	10%
Walgreens	1	14,490	3%	369,000	4%
	26	517,580	100%	$8,647,766	100%

Physical Occupancy Table for Last 2 Years

Properties were 100% occupied at December 31, 2022, and 96% occupied as of December 31, 2023.

			SF Occupied as of December 31,
Property Type	Location	Tenant	2023	2022
Retail	Washington, D.C.	7-Eleven Corporation	3,000	3,000
Retail	Tampa, FL	Starbucks Corporation	2,200	2,200
Industrial	Huntsville, AL	Pratt & Whitney Automation, Inc.	59,091	59,091
Office	Norfolk, VA	General Services Administration-Navy (1)	49,902	49,902
Office	Norfolk, VA	VACANT(1)	VACANT	22,247
Office	Norfolk, VA	PRA Holdings, Inc.	34,847	34,847
Retail	Tampa, FL	Sherwin Williams Company	3,500	3,500
Office	Manteo, NC	General Services Administration-FBI	7,543	7,543
Office	Plant City, FL	Irby Construction	7,826	7,826
Retail	Grand Junction, CO	Best Buy Co., Inc.	30,701	30,701
Medical-Retail	Chicago, IL	Fresenius Medical Care Holdings, Inc.	10,947	10,947
Retail	Tampa, FL	Starbucks Corporation	2,642	2,642
Retail	Tucson, AZ	Kohl's Corporation	88,408	88,408
Retail	San Antonio, TX	City of San Antonio (PreK)	50,000	N/A
Retail	Bakersfield, CA	Dollar General Market	18,827	N/A
Retail	Big Spring, TX	Dollar General	9,026	N/A
Retail	Castalia, OH	Dollar General	9,026	N/A
Retail	East Wilton, ME	Dollar General	9,100	N/A
Retail	Lakeside, OH	Dollar General	9,026	N/A
Retail	Litchfield, ME	Dollar General	9,026	N/A
Retail	Mount Gilead, OH	Dollar General	9,026	N/A
Retail	Thompsontown, PA	Dollar General	9,100	N/A
Retail	Morrow, GA	Dollar Tree Stores, Inc.	10,906	N/A
Office	Maitland, FL	exp U.S. Services Inc.	33,118	N/A
Office	Vacaville, CA	General Services Administration	11,014	N/A
Retail	Santa Maria, CA	Walgreens	14,490	N/A
Retail	Rockford, IL	La-Z-Boy Inc.	15,288	N/A
Tenants - All Properties			517,580	322,854

(1)
Two tenants occupy this single property.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021. On October 1, 2021, the units mandatorily separated into common stock and warrants and ceased trading. On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market under the symbols “GIPR” and “GIPRW,” respectively. As of March 29, 2024, we had 4,134 shareholders of record. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

From inception through December 31, 2023, we have distributed $3,872,035 to common stockholders. In addition, on January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

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

Our Investments

The following are characteristics of our properties as of December 31, 2023:

•
Creditworthy Tenants. Approximately 68% of our portfolio’s annualized rent as of December 31, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2023.
•
96% Occupied. Our portfolio is 96% leased and occupied.
•
Contractual Rent Growth. 84% of the leases in our current portfolio (based on annualized base rent as of December 31, 2023) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.02.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of December 31, 2023:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (5)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	2.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	4.2	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.(4)	A-	0.1	N/A	N/A	$684,996	$11.59
Office	Norfolk, VA	49,902	General Services Administration-Navy(7)	AA+	4.7	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	VACANT(7)	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	3.7	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	4.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	5.1	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	1.0	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	3.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	2.8	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	3.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB	6.1	7 x 5	Yes	$823,962	$9.32
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	5.6	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	4.6	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	6.5	3 x 5	Yes	$86,040	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	11.4	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	6.6	3 x 5	Yes	$112,440	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	11.4	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	6.8	3 x 5	Yes	$92,964	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	6.5	3 x 5	Yes	$85,920	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	6.8	3 x 5	Yes	$86,004	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	1.6	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	2.9	1 x 5	Yes	$835,346	$25.22
Office	Vacaville, CA	11,014	General Services Administration	AA+	2.6	N/A	No	$343,665	$31.20
Retail	Santa Maria, CA	14,490	Walgreens (6)	BBB	8.3	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	3.8	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		539,827						$8,647,766	$16.02
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2023. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
Tenant terminated the lease and vacated on January 31, 2024.
(5)
Includes rent escalations available from lease renewal options.
(6)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(7)
Two tenants occupy this single property.

Recent Developments

•
Portfolio Acquisition

On August 10, 2023, we and our Operating Partnership entered into an Agreement of Purchase and Sale with Modiv Inc., now known as Modiv Industrial, Inc., a Maryland corporation (“Modiv”) and certain of its indirect subsidiaries(together with Modiv, the “Seller”), pursuant to which we purchased a portfolio of 13 properties from the Seller (the “Portfolio Purchase”) for a purchase price of $42.0 million, excluding estimated transaction costs and expenses of $1.9 million consisting of $30.0 million in cash and 2,400,000 shares of a new series of preferred stock designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock"), par value $0.01 per share. We funded the cash portion of the purchase price and the transaction expenses with a combination of cash on hand, $21.0 million in new secured mortgage debt, and a $12.0 million preferred equity investment by LC2-NNN Pref, LLC, a Florida limited liability company and affiliate of Loci Capital Partners (“LC2”), as summarized below:

We, through a newly formed subsidiary, entered into a loan agreement with Valley National Bank in the amount of $21.0 million, which is secured by the Portfolio Purchase and eight other properties held by subsidiaries of GIP VB SPE, LLC, a Delaware limited liability company (“GIP SPE”) that had outstanding loans with Valley National Bank. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries of GIP Borrower that hold the properties that comprise the Portfolio Purchase. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. To secure a fixed interest rate on this new debt, we entered into an interest rate swap agreement fixing the interest rate to 7.47%. Our Chief Executive Officer, David Sobelman, entered into a guarantee agreement for $7.5 million pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

On August 10, 2023, we, through GIP SPE entered into an agreement (the “Amended and Restated LLC Agreement”) whereas LC2 purchased a preferred equity interest (the "Preferred Interest") in GIP SPE, providing proceeds of an initial capital contribution of $12.0 million, together with a commitment to make an additional $2.1 million contribution upon the acquisition of our tenant-in-common investment. The Company completed the acquisition of such tenant-in-common interest on September 7, 2023, for a purchase price of $1.3 million and LC2 made the additional $2.1 million capital contribution on September 11, 2023. The Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly (the “Preferred Return”), a portion of which in the amount of 5% per annum, compounded monthly, is deemed to be a "Current Preferred Return", and the remainder of which in the amount of 10.5% per annum (compounded monthly) is deemed to be the “Accrued Preferred Return.” We must redeem the Preferred Interest by August 10, 2025, with two options to extend for an additional 12 months upon payment of an extension fee and an increased preferred rate of return of 18%. LC2 also received a 1% equity fee at closing and will receive a .5% equity fee upon redemption of the Preferred Interest . LC2 will have approval rights to major decisions as defined by the Amended and Restated LL Agreement. See Note 6 “Non-Controlling Interests – LC2-NNN Pref, LLC” to our consolidated financial statements for more information.

On August 10, 2023, we filed Articles Supplementary (the "Articles Supplementary"), with the State Department of Assessments and Taxation of the State of Maryland, to our Articles of Amendment and Restatement, as amended, classifying and designating 2,400,000 shares of our authorized capital stock as shares of Series A Redeemable Preferred Stock. We issued 2,400,000 shares of Series A Preferred Stock to Modiv on August 10, 2023, to fund a portion of the purchase price of the Portfolio Purchase. As set forth in the Articles Supplementary, the Series A Preferred Stock ranks, with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of our common stock, par value $0.01 per share (the “Common Stock”). Holders of Series A Preferred Stock, when, as and if authorized by our board of directors and declared by us out of funds legally available for the payment of dividends, are entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which shall increase to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends are payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023. Dividends will accrue and be cumulative from and including August 10, 2023, the first date on which shares of the Series A Preferred Stock were issued. See Note 7 “Equity – Preferred Stock - Series A Preferred Stock” to our consolidated financial statements included in this report for more information regarding the terms of our Series A Preferred Stock. As discussed below all 2,400,000 Series A Preferred Stock were exchanged for common stock subsequent to December 31, 2023.

In connection with the Portfolio Purchase as described above, we redeemed the following redeemable non-controlling interests:

•
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

•
Dividend Declaration

On January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

•
Series A Preferred Stock Redemption

On January 29, 2024 the Company exchanged all shares of its Series A Redeemable Preferred Stock to 2,794,597 shares of our common stock according to the following allocation:

•
2,623,153 shares out of the 2,794,597 shares of our common stock were distributed by Modiv OP and subsequently distributed by Modiv to the holders of its common stock;
•
the remaining 171,444 shares of our common stock issued to Modiv OP will be held by Modiv OP.

Recent Partnership Developments

•
Agreements with Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into Amended and Restated Limited Liability Company Agreements for GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2023.

•
Agreement with LMB Owenton I, LLC

On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of December 31, 2023.

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

Our results of operations for the twelve months ended December 31, 2023 and 2022 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of growth through future acquisitions of real estate related investments.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenue

For Twelve months ended December 31, 2023, total revenue from operations was $7,632,600 as compared to $5,432,462 for the twelve months ended December 31, 2022. Revenue increased by $2,200,138 for the twelve-months ended December 31, 2022 from the Modiv acquisition in August 2023.

Expenses

During the twelve months ended December 31, 2023 and 2022 expenses incurred were as follows:

	Twelve Months Ended December 31,
	2023	2022	Change
General and administrative expense	$1,734,134	$1,647,987	$86,147
Building expenses	1,699,200	1,208,192	491,008
Depreciation and amortization	3,539,569	2,110,975	1,428,594
Interest expense, net	2,744,406	1,620,237	1,124,169
Compensation costs	1,372,539	1,310,796	61,743
Total expenses	$11,089,848	$7,898,187	$3,191,661
•
General and administrative expense increased by $86,147, or 5%, driven by increases in audit fees, insurance, and partially offset by reductions in stock issuance costs and professional services.
•
Building expenses increased by $491,008, or 41%, due to the acquisition of 13 properties from Modiv in August 2023.
•
Depreciation and amortization increased by $1,427,594, or 68%, from the acquisition of 13 properties from Modiv in August 2023.
•
Interest expense, net increased by $1,124,169, or 69%, due to interest on mortgage loans secured by the 13 property portfolio acquired from Modiv in August 2023. Additionally, during the twelve months ended December 31, 2023, we incurred a guaranty fee expense of $290,416 payable to our President and CEO of which $177,347 remained payable as of December 31, 2023.
•
Compensation costs remained flat, with the exception of a one-time payment of approximately $58,000 paid to the former CFO, who departed in November 2023.

Net Loss

For the twelve months ended December 31, 2023 and 2022, we generated a net loss of $4,441,465 and 2,747,178, respectively.

Income on Investment in Tenancy in Common

For the twelve months ended December 31, 2023 and 2022, our share of earnings on our investment in tenancy in common and accounted for under the equity method generated income of $32,773 and $37,298, respectively. On September 7, 2023, the Company purchased the remaining tenancy-in-common ("TIC") interest and assumed control of the property.

Net Loss Attributable to Non-controlling Interests

For the twelve months ended December 31, 2023 and 2022, net income attributable to non-controlling interest was $1,275,797 and $490,462, respectively. The increase is primarily attributable to LC2-NNN Pref, LLC's $14,100,000 preferred equity investment in conjunction with the Modiv acquisition in August 2023.

Net Loss Attributable to Common Shareholders

For the twelve months ended December 31, 2023 and 2022, we generated a net loss attributable to our common shareholders of $6,192,262 and $3,237,640, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of December 31, 2023, we had total cash (unrestricted and restricted) of $3,151,946, properties with a cost basis of $104,912,421 and outstanding debt of $56,817,310.

On April 1, 2022, we entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of our properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property previously held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. In conjunction with the LC2 Investment to purchase the remaining interest in the tenancy-in-common interest discussed above, we assumed the original $2.1 million loan on the property with a balance as of December 31, 2023 of $2,066,604 and recognized a discount of $383,767. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. Our CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

Our President and CEO has personally guaranteed the repayment of the $10.8 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by our Sherwin-Williams - Tampa, FL mortgage loan. In addition, our President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans with an aggregate principal amount of $11.9 million.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and have made installment payments to date of $1,102,460 with a remaining balance of $1,809,840 outstanding as of December 31, 2023.

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

As of December 31, 2023 and December 31, 2022, we had accounts payable, accrued expenses and insurance payable totaling $1,813,231 and $714,354, respectively. Outstanding indebtedness consisted of the following as of December 31, 2023 and December 31, 2022:

Mortgage Loans Secured By	Location	Original Loan Amount		Interest Rate		Maturity Date	12/31/2023	12/31/2022	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation, and Pratt & Whitney Automation, Inc.	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,757,239	$10,957,829	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,341,804	7,578,304	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,562,722	4,728,462	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	913,958	928,728	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	913,958	928,728	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,066,604	-	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,512,050	2,552,644	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,699,642	1,727,108	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,277,404	1,298,047	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,901,694	3,964,745	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,416,362	-	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,417,587	-	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	632,277	-	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	553,615	-	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	722,886	-	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	564,568	-	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	621,324	-	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	530,714	-	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	553,615	-	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	644,225	-	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,937,348	-	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,287,454	-	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,027,958	-	1.50
		$60,550,913					$58,143,672	$35,951,259
						Less Debt Discount, net	(383,767)	-
						Less Debt Issuance Costs, net	$(942,595)	$(717,381)
							56,817,310	35,233,878

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(e) One loan in the amount of $21.0 million secured by 13 properties and allocated to each property based on each property's appraised value.

Our mortgage debt requires us to maintain certain debt service coverage ratios as noted above.

Minimum required principal payments on our outstanding debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2023
2024	12,780,776	1,809,840	-	14,590,616
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	21,084,683	-	-	21,084,683
	$58,143,672	$1,809,840	$5,500,000	$65,453,512

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

Also on February 8, 2023, both of the Virginia SPEs and the Purchaser entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold to the Purchaser 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold to the Purchaser 120,000 Class A Preferred units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Purchaser will be paid an annual 7% preferred return on the preferred units of the Virginia SPEs (the “SPE Preferred Units”), payable on a monthly basis, and will share in approximately 16% of the equity in each of the Virginia SPEs. The Purchaser and the respective SPEs will both have the right to redeem the SPE Preferred Units after two (2) years for cash in the amount of the Purchaser’s unreturned capital contribution and accrued but unpaid preferred return (the “Redemption Price”), provided that Purchaser will have the right to take the Redemption Price (or any portion thereof) in common units of the Operating Partnership at a conversion price equal to 85% of the average trading price of the Company’s common stock during the 30 trading days preceding redemption. The proceeds from the sale of the SPE Preferred Units were distributed to the Operating Partnership to fund the Operating Partnership’s redemption obligations from two members of the Operating Partnership who redeemed a total of 123,965 units both on January 27, 2023 at $20 per unit in the aggregate amount of $2,479,299 and to fund general corporate expenses of the Operating Partnership. We funded the redemption obligations per the terms of the contribution agreement on February 9, 2023. During the Twelve months ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement.

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

Cash from Operations Activities

Net cash provided by operations was $12,345 and $583,884 during the twelve months ended December 31, 2023 and 2022, respectively. The change is primarily due to the year over year increases in Accounts receivable, Escrow deposits and other assets, and Prepaid expenses driven by the doubling of the property portfolio in August 2023.

Cash from Investing Activities

Net cash used in investing was $33,314,974 and $13,281,248 for the twelve months ended December 31, 2023 and 2022, respectively. The change is primarily due to the acquisition of the Modiv portfolio in August 2023.

Cash from Financing Activities

Net cash provided by financing activities was $32,701,579 and $5,826,284 for the twelve months ended December 31, 2023 and 2022, respectively. The change is primarily due to the acquisition of the Modiv portfolio in August 2023.

Future Rental Payments

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2023
2024	$8,048,449
2025	7,798,628
2026	7,458,648
2027	5,835,157
2028	4,376,385
Thereafter	8,669,905
$42,187,172

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

The fair value of the in-place leases is estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of the above- or below- market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Twelve Months Ended December 31,
	2023	2022

Net loss	$(4,441,465)	$(2,747,178)
Other expense	506,639	-
Loss on derivative valuation, net	401,782	-
Depreciation and amortization	3,538,569	2,110,975
Funds From Operations	$5,525	$(636,203)
Amortization of debt issuance costs	146,745	118,930
Non-cash stock compensation	382,002	421,882
Write-off of deferred financing costs	-	252,256
Adjustments to Funds From Operations	528,747	793,068
Core Funds From Operations	$534,272	$156,865

Net loss	$(4,441,465)	$(2,747,178)
Other expense	506,639	-
Loss on derivative valuation, net	401,782	-
Depreciation and amortization	3,538,569	2,110,975
Amortization of debt issuance costs	146,745	118,930
Above and below-market lease amortization, net	(2,873)	(102,775)
Straight line rent, net	64,572	53,193
Adjustments to net loss	$4,655,434	$2,180,323
Adjusted Funds From Operations	$213,969	$(566,855)

Dead deal expense	$109,569	$174,722
Loss on debt extinguishment	-	144,029
Non-cash stock compensation	382,002	421,882
Write-off of deferred financing costs	-	252,256
Adjustments to Adjusted Funds From Operations	$491,571	$992,889
Core Adjusted Funds From Operations	$705,540	$426,034

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	48
Consolidated Balance Sheets as of December 31, 2023 and 2022	49
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	50
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2023 and 2022	51
Consolidated Statements of Cash Flows for the years December 31, 2023 and 2022	52
Notes to the Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Income Properties, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity, redeemable preferred stock, and redeemable non-controlling interests, and of cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and does not have sufficient current and anticipated liquidity to fulfill its liabilities, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

April 8, 2024

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2023	2022

Assets
Investments in real estate
Land	$21,996,902	$12,577,544
Building and site improvements	71,621,499	39,764,890
Acquired tenant improvements	2,072,205	907,382
Acquired lease intangible assets	10,571,331	4,677,928
Less: accumulated depreciation and amortization	(8,855,332)	(5,623,318)
Net real estate investments	$97,406,605	$52,304,426
Investment in tenancy-in-common	-	1,218,268
Cash and cash equivalents	3,117,446	3,718,496
Restricted cash	34,500	34,500
Deferred rent asset	1,106,191	288,797
Prepaid expenses	139,941	132,642
Accounts receivable	241,166	96,063
Escrow deposits and other assets	493,393	184,241
Right of use asset, net	6,152,174	6,232,662
Total Assets	$108,691,416	$64,210,095

Liabilities and Equity
Liabilities
Accounts payable	$406,772	$173,461
Accrued expenses	688,146	365,624
Accrued expense - related party	683,347	128,901
Acquired lease intangible liabilities, net	1,016,260	639,973
Insurance payable	34,966	46,368
Deferred rent liability	260,942	251,798
Lease liability, net	6,415,041	6,356,288
Other payable - related party	1,809,840	2,587,300
Loan payable - related party	5,500,000	1,500,000
Mortgage loans, net of unamortized debt discount of $1,326,362 and $717,381 at December 31, 2023 and 2022, respectively	56,817,310	35,233,878
Derivative liabilities	537,424	-
Total liabilities	$74,170,048	$47,283,591

Redeemable Non-Controlling Interests	$18,812,423	$5,789,731

Preferred Stock - Series A Redeemable Preferred stock, net,
$0.01 par value, 2,400,000 shares authorized, issued, and outstanding at December 31, 2023 with liquidation preferences of $5 per share and no shares authorized or issued at December 31, 2022	$11,637,616	$-

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 2,620,707 and 2,501,644 shares issued and outstanding at December 31, 2023 and 2022, respectively	26,207	25,016
Additional paid-in capital	18,472,049	19,307,518
Accumulated deficit	(14,833,058)	(8,640,796)
Total Generation Income Properties, Inc. Stockholders' Equity	$3,665,198	$10,691,738

Non-Controlling Interest	$406,131	$445,035
Total equity	$4,071,329	$11,136,773

Total Liabilities and Equity	$108,691,416	$64,210,095

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

	Twelve Months ended December 31,
	2023	2022
Revenue
Rental income	$7,593,564	$5,394,778
Other income	39,036	37,684
Total revenue	$7,632,600	$5,432,462

Expenses
General and administrative expense	$1,734,134	$1,647,987
Building expenses	1,699,200	1,208,192
Depreciation and amortization	3,538,569	2,110,975
Interest expense, net	2,744,406	1,620,237
Compensation costs	1,372,539	1,310,796
Total expenses	$11,088,848	$7,898,187
Operating loss	(3,456,248)	(2,465,725)
Other expense	(506,639)	-
Loss on derivative valuation, net	(401,782)	-
Income on investment in tenancy-in-common	32,773	37,298
Dead deal expense	(109,569)	(174,722)
Loss on debt extinguishment	-	(144,029)
Net loss	$(4,441,465)	$(2,747,178)
Less: Net income attributable to non-controlling interests	1,275,797	490,462
Net loss attributable to Generation Income Properties, Inc.	$(5,717,262)	$(3,237,640)
Less: Preferred stock dividends	475,000	-
Net loss attributable to common shareholders	$(6,192,262)	$(3,237,640)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	2,520,437	2,313,112

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(2.46)	$(1.40)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2021	2,172,950	$21,729	$19,051,929	$(5,403,156)	$13,670,502	$469,712	$14,140,214	$-	$9,134,979
Restricted stock unit compensation	47,499	475	421,407	-	421,882	-	421,882	-	-
Stock issuance costs	-	-	(6,091)	-	(6,091)	-	(6,091)	-	-
Cashless exercise of warrants	81,195	812	(812)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests for property acquisition	-	-	-	-	-	-	-	-	1,109,570
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(406,652)
Common stock issued to redeem Redeemable Non-Controlling Interests	200,000	2,000	1,198,000	-	1,200,000	-	1,200,000	-	(1,200,000)
Issuance of Other payable - related party for redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(2,912,300)
Distribution on Non-Controlling Interests	-	-	-	-	-	(14,658)	(14,658)	-	(436,347)
Dividends paid on common stock	-	-	(1,356,915)	-	(1,356,915)	-	(1,356,915)	-	-
Net (loss) income for the period	-	-	-	(3,237,640)	(3,237,640)	(10,019)	(3,247,659)	-	500,481
Balance, December 31, 2022	2,501,644	25,016	19,307,518	(8,640,796)	10,691,738	445,035	11,136,773	-	5,789,731

Restricted stock unit compensation	98,593	986	381,016	-	382,002	-	382,002	-	-
Cashless exercise of warrants	20,470	205	(205)	-	-	-	-	-	-
Issuance of Preferred Stock	-	-	-	-	-	-	-	11,637,616	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	17,100,000
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(4,579,299)
Distribution on Non-Controlling Interests	-	-	-	-	-	(11,376)	(11,376)	-	(801,334)
Dividends on preferred stock	-	-	-	-	-		-	(475,000)	-
Dividends paid on common stock	-	-	(1,216,280)	-	(1,216,280)	-	(1,216,280)	-	-
Net (loss) income for the period	-	-	-	(6,192,262)	(6,192,262)	(27,528)	(6,219,790)	475,000	1,303,325
Balance, December 31, 2023	2,620,707	26,207	18,472,049	(14,833,058)	3,665,198	406,131	4,071,329	11,637,616	18,812,423

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,441,465)	$(2,747,178)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation of building and site improvements	2,168,146	1,497,718
Amortization of acquired tenant improvements	188,586	85,544
Amortization of in-place leases	1,181,837	527,713
Amortization of above market leases	169,784	-
Amortization of below market leases	(171,925)	(102,183)
Amortization of above market ground lease	(732)	(592)
Amortization of debt issuance costs	146,745	118,930
Restricted stock unit compensation	382,002	421,882
Non-cash ground lease expense	80,488	71,672
Income on investment in tenancy-in-common	(32,773)	(37,298)
Dead deal expense	109,569	174,722
Loss on debt extinguishment	-	144,029
Write-off of deferred financing cost	-	252,256
Loss on derivative valuation, net	401,782	-
Changes in operating assets and liabilities
Accounts receivable	(145,103)	(7,402)
Escrow and other assets	(173,510)	(20,459)
Deferred rent asset	(817,394)	(131,955)
Prepaid expenses	(116,868)	(69,772)
Accounts payable	233,311	(28,266)
Accrued expenses	227,522	230,808
Accrued expenses - related party	554,446	128,901
Lease liability	58,753	51,954
Deferred rent liability	9,144	22,860
Net cash provided by operating activities	$12,345	$583,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$(31,956,583)	$(12,850,360)
Escrow return for purchase of properties	-	25,000
Investment in tenancy-in-common	-	(455,888)
Purchase of remaining tenancy-in-common interest	(1,358,391)	-
Net cash used in investing activities	$(33,314,974)	$(13,281,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	17,100,000	1,109,570
Redemption of redeemable non-controlling interests	(4,579,299)	(406,652)
Proceeds of issuance on loan payable - related party	4,000,000	1,500,000
Repayments on other payable - related party	(777,460)	(325,000)
Mortgage loan borrowings	21,000,000	17,650,000
Mortgage loan repayments	(886,927)	(11,305,729)
Equity issuance costs	(362,384)	(6,091)
Deferred financing costs	-	(252,256)
Debt issuance costs	(371,959)	(342,647)
Insurance financing borrowings	368,939	288,693
Insurance financing repayments	(380,341)	(275,684)
Distribution on non-controlling interests	(812,710)	(451,005)
Dividends paid on preferred stock	(380,000)	-
Dividends paid on common stock	(1,216,280)	(1,356,915)
Net cash provided by financing activities	$32,701,579	$5,826,284

Net decrease in cash and cash equivalents	$(601,050)	$(6,871,080)
Cash and cash equivalents and restricted cash - beginning of period	3,752,996	10,624,076
Cash and cash equivalents and restricted cash - end of period	$3,151,946	$3,752,996

CASH TRANSACTIONS
Interest paid	$2,445,585	$1,475,867
NON-CASH TRANSACTIONS
Accrual of preferred stock dividend	$95,000	$-
Assumption of loan in connection with purchase of remaining tenancy-in-common interest	$1,695,573	$-
Stock issued for cashless exercise of Investor Warrants	$205	$812
Deferred distribution on redeemable non-controlling interests	$501,991	$64,134
Recognition of ROU asset and lease liability for ground lease related to property acquisition	$-	$6,304,334
Issuance of Other payable - related party for Redemption of Non-Controlling Interests	$-	$2,912,300
Issuance of preferred stock for Modiv acquisition	$12,000,000	$-

Common stock issued to redeem non-controlling interests	$-	$1,200,000

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of December 31, 2023 owned 90.7% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of December 31, 2023, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 26 properties. As of December 31, 2022, the Company owned 12 properties and held partial interests in one additional property through a tenancy-in-common investment.

Management’s Liquidity Plans and Going Concern

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances. In accordance with ASU 2014-05, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the twelve months ended December 31, 2023, the Company generated operating cash flows of $12,345 and had cash on hand of $3.1 million as of December 31, 2023. Two secured mortgage loans which have a principal balance of $7.3 million and $4.6 million as of December 31, 2023 will mature on September 30, 2024 and October 23, 2024, respectively. Our current and anticipated liquidity is less than the principal balance of these obligations. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan to improve the Company’s liquidity and profitability, which includes a plan to refinance these two mortgage loans at maturity. The Company has been engaged in active conversations with the current lender on a refinance. There is no assurance that the Company will be successful in obtaining such refinance on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. The failure of the Company to refinance on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

	As of December 31,	As of December 31,
	2023	2022
Cash and cash equivalents	$3,117,446	$3,718,496
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$3,151,946	$3,752,996

Deferred Financing Costs

During the years ended December 31, 2023 and 2022, the Company expensed $0 and $252,256 of stock issuance costs deferred for professional fees incurred for offerings no longer intended.

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes prepaid rent of the following:

	As of December 31,	As of December 31,
	2023	2022
Prepaid Rent	$280,332	$271,189

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during the twelve months ended December 31, 2023 and 2022.

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

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally between 5 to 9 years. Tenant improvements are amortized over the lease terms of the tenants, which is generally between 2 and 10 years, with two tenant improvements amortized over 27 years.

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

Impairments

The Company reviews real estate investments and related lease intangibles, for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments during the twelve months ended December 31, 2023 and 2022.

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

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no impairments in the Company's Investment in tenancy-in-common during the twelve months ended December 31, 2023 and 2022.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through b860 of the Internal Revenue Code (“Code”) commencing with out taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the years ended December 31, 2023 and 2022.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of December 31, 2023 and 2022. At December 31, 2023, the Company's tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of restricted stock-based compensation awards. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options, restricted stock, and restricted stock units if their effect is anti-dilutive. As of December 31, 2023 and 2022, the total number of common stock equivalents was 989,716 and 1,161,402, respectively, and composed of stock warrants and unvested restricted shares. The Company incurred a net loss for the years ended December 31, 2023 and 2022, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

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

On August 10, 2023, the Company and the Operating Partnership entered into a purchase agreement with Modiv, Inc., now known as Modiv Industrial, Inc. ("Modiv"), and certain of its indirect subsidiaries, pursuant to which the Operating Partnership purchased a 13-property portfolio of single tenant retail properties for $42,000,000 (the "Modiv Portfolio") and incurred closing costs of approximately $1.9 million. The purchase price consisted of $30,000,000 in cash and $12,000,000 a new series of preferred stock of the Company designated as Series A Redeemable Preferred Stock (the "Series A Preferred Stock") issued to Modiv Operating Partnership, L.P ("Modiv OP"). The cash portion of the purchase price was financed with a combination of (i) cash on hand, (ii) a new $21.0 million secured debt facility from Valley National Bank (Valley"), and (iii) a $12.0 million preferred equity investment by LC2-NNN Pref, LLC an affiliate of Loci Capital Partners (“LC2”).

The following table details the Modiv properties acquired during the twelve months ended December 31, 2023.

Land	7,982,005
Building and site improvements	29,426,578
Tenant improvements	1,306,203
Acquired lease intangible assets	5,764,762
Total real estate investments	44,479,548
Less: Acquired lease intangible liabilities	(548,944)
Total real estate investments, net	43,930,604

On September 7, 2023, the Company entered into a purchase agreement pursuant to which the Company purchased the remaining tenancy-in-common ("TIC") interest in its Rockford, IL property leased by La-Z-Boy for $1,318,367 and incurred closing costs of $37,034 for total consideration of $1,355,401. The Company recorded the acquisition under the cost accumulation method. Upon completion of the acquisition of the Rockford TIC Interest, LC2 made an additional $2.1 million capital contribution.

La-Z-Boy - Rockford, IL
Land	1,437,353
Building and site improvements	2,412,300
Tenant improvements	33,497
Acquired lease intangible assets	421,250
Total real estate investments	4,304,400

Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	As of December 31,	As of December 31,
	2023	2022
Acquired lease intangible assets	$10,571,331	$4,677,928
Accumulated amortization	(2,581,586)	(1,522,570)
Acquired lease intangible assets, net	$7,989,745	$3,155,358

The acquired lease intangible assets balance as of December 31, 2023 consists of $8,914,075 in-place leases and $1,657,256 above market leases. The acquired lease intangible assets balance as of December 31, 2022 consists of $4,677,928 in-place leases.

The amortization for in-place assets for the twelve months ended December 31, 2023 and 2022 was $1,181,837 and $527,713, respectively. The amortization for above market leases for the twelve months ended December 31, 2023 and 2022 was $169,784 and $0, respectively.

The future amortization for intangible assets is listed below:

As of December 31,
2023
2024	$1,800,293
2025	1,695,766
2026	1,604,583
2027	969,931
2028	816,408
Thereafter	1,102,764
$7,989,745

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities are comprised of the following:

	As of December 31,	As of December 31,
	2023	2022
Acquired lessor lease intangible liabilities	$1,304,309	$965,216
Accumulated accretion to rental income	(331,932)	(369,858)
Acquired lessor lease intangible liabilities, net	$972,377	$595,358

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(1,324)	(592)
Acquired lessee lease intangible liabilities, net	$43,883	$44,615

The amortization for acquired lessor lease intangible liabilities for the twelve months ended December 31, 2023 and 2022 was $171,925 and $102,183, respectively. The future amortization for acquired lessor lease intangible liabilities is listed below:

As of December 31,
2023
2024	136,166
2025	135,543
2026	119,262
2027	110,322
2028	109,706
Thereafter	361,378
$972,377

The amortization for acquired lessee lease intangible liabilities for the twelve months ended December 31, 2023 and 2022 was $732 and $592, respectively. The future amortization for acquired lessee lease intangible liabilities is listed below:

As of December 31,
2023
2024	$732
2025	732
2026	732
2027	732
2028	732
Thereafter	40,223
$43,883

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of December 31, 2023.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. The Company made the first and second installment payments of $325,000 each in accordance with the Redemption Agreement on September 13, 2022 and March 8, 2023, respectively, and third payment of $452,460 on September 14, 2023 reducing the current balance of the other payable - related party to $1,809,840 as of December 31, 2023. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet.

Preferred Equity Partners

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2023.

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

During the year ended December 31, 2023, the Company incurred $87,264 of issuance costs related to the issuance of the Preferred Interest. Because of the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $602,853 as of December 31, 2023.

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

Following these transactions as of December 31, 2023, the Company owned 90.7% of the common units in the Operating Partnership and outside investors owned 9.3%.

The following table reflects our Redeemable Non-Controlling Interests during the twelve months ended December 31, 2023 and 2022:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2021	$500,000	$976,756	$659,972	$-	$6,998,251		$9,134,979	$469,712
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(406,652)	-	(406,652)	-
Issuance of Redeemable Operating Partnership Units for property acquisition	-	-	-	1,109,570	-	-	1,109,570	-
Issuance of Other payable - related party for Redemption of Non-Controlling Interests	-	-	-	-	(2,912,300)	-	(2,912,300)	-
Common stock issued to redeem non-controlling interests	-	-	-	-	(1,200,000)	-	(1,200,000)	-
Distribution on Non-Controlling Interests	(45,039)	(76,269)	(52,346)	(69,310)	(193,383)	-	(436,347)	(14,658)
Net income (loss) for the period	45,039	114,261	78,488	69,310	193,383	-	500,481	(10,019)
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interests	3,000,000	-	-	-	-	14,100,000	17,100,000	-
Redemption of Redeemable Non-Controlling Interests	(500,000)	(950,000)	(650,000)	-	(2,479,299)	-	(4,579,299)	-
Distribution on Non-Controlling Interests	(167,787)	(134,403)	(84,286)	(72,605)	(55,511)	(286,742)	(801,334)	(11,376)
Net income (loss) for the period	167,787	69,655	48,172	72,605	55,511	889,595	1,303,325	(27,528)
Balance, December 31, 2023	$3,000,000	$-	$-	$1,109,570	$-	$14,702,853	$18,812,423	$406,131

Note 7 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 2,400,000 were designated as Series A Preferred Stock. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

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

During the twelve months ended December 31, 2023 and December 31, 2022, the Company expensed $0 and $252,256 of stock issuance costs originally recorded to Deferred Financing Costs for professional fees incurred for filings no longer intended.

Warrants

Private Placement Warrants

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

Investor Warrants

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

The Company has 898,200 and 1,102,900 warrants outstanding at December 31, 2023 and 2022, respectively, which will expire five to seven years from the date of issuance. See Note 13 Subsequent Events for Investor Warrants exercised after December 31, 2023.

As of December 31,
Issue Date	2023
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	483,350
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
898,200

The following is a summary of warrants outstanding as of December 31, 2023 and 2022:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(204,700)	10.00
As of December 31, 2023	898,200	$11.53	2.7

Warrants exercisable	898,200	$11.53	2.7

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2021	1,914,850	$10.72	4.7
Exercised	(811,950)	10.00
As of December 31, 2022	1,102,900	$11.25	3.7

Warrants exercisable	1,102,900	$11.25	3.7

The intrinsic value of the warrants as of both December 31, 2023 and 2022 was $0 and $0, respectively.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of December 31, 2023 and 2022, 158,840 and 60,249 shares, respectively, had been granted under the Omnibus Incentive Plan.

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

On December 8, 2022, the board approved grants of 98,593 restricted shares to directors, officers and employees effective March 1, 2023 valued at $5.68 per share that vest annually over 3 years. The vested share restrictions will be removed upon vesting on each of the three annual anniversaries of the award. The 98,593 restricted shares were issued to the directors, officers and employees in March 2023.

The following is a summary of restricted shares issued for the years ended December 31:

	2023	2022
Number of Shares Outstanding at beginning of period	58,502	23,167
Restricted Shares Issued	98,593	47,499
Restricted Shares Vested	(65,579)	(12,164)
Number of Shares Outstanding at end of period	91,516	58,502

The Company recorded stock based compensation expense of $382,002 and $421,882 during the twelve months ended December 31, 2023 and 2022, respectively.

Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the twelve months ended December 31, 2023 and 2022:

Authorized Date	Record Date	Per Share/Unit
October 3, 2023	December 15, 2023	$0.039
October 3, 2023	November 15, 2023	$0.039
October 3, 2023	October 15, 2023	$0.039
July 3, 2023	September 15, 2023	$0.039
July 3, 2023	August 15, 2023	$0.039
July 3, 2023	July 15, 2023	$0.039
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039
January 3, 2023	February 15, 2023	$0.039
January 3, 2023	January 15, 2023	$0.039
October 3, 2022	December 15, 2022	$0.039
October 3, 2022	November 15, 2022	$0.039
October 3, 2022	October 15, 2022	$0.039
June 27, 2022	September 15, 2022	$0.054
June 27, 2022	August 15, 2022	$0.054
June 27, 2022	July 15, 2022	$0.054
March 15, 2022	June 15, 2022	$0.054
March 15, 2022	May 15, 2022	$0.054
March 15, 2022	April 15, 2022	$0.054
December 10, 2021	March 15, 2022	$0.054
December 10, 2021	February 15, 2022	$0.054
December 10, 2021	January 15, 2022	$0.054

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

Purchase Agreement.

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

Dividends.

As set forth in the Articles Supplementary, the Series A Preferred Stock ranked, with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, senior to all classes or series of the Company’s common stock. Holders of Series A Preferred Stock, when, as and if authorized by the Company’s board of directors and declared by the Company out of funds legally available for the payment of dividends, were entitled to cumulative cash dividends at the rate of 9.5% per annum of the $5.00 liquidation preference per share, equivalent to a fixed annual amount of $0.475 per share, which would have increased to a rate of 12.0% of the $5.00 liquidation preference per share per annum, equivalent to a fixed annual amount of $0.60 per share, beginning on September 15, 2024. Dividends were payable monthly in arrears on or about the 15th day of each month, beginning on September 15, 2023.

Redemption.

From the date of issuance until March 15, 2024, the Series A Preferred Stock were redeemable at the Company’s option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, until the redemption date on each share of Series A Preferred Stock to be redeemed (the “Cash Redemption Price”) or (ii) subject to the Company’s satisfaction of certain conditions, a number of shares of common stock (the “Underlying Shares”), in whole only and not in part, equal to the Cash Redemption Price, divided by the share price of the common stock as measured by the product of (a) the 60-day volume weighted average price (“VWAP”) from the date immediately preceding the date the Company provides notice of its intent to redeem the Series A Preferred Stock and (b) 110%. The maximum number of shares of the Company’s common stock that it will be required to issue in order to redeem the shares of Series A Preferred Stock in full shall not exceed 3,000,000 shares of common stock (the “Ceiling”) and the minimum number of shares of common stock that the Company shall be required to issue in order to redeem the shares of Series A Preferred Stock in full shall be no less than 2,200,000 shares (the “Floor”); provided that the Ceiling would not apply if (i) the Company failed to pay as of the date of the redemption, all dividends accrued (whether or not authorized or declared) on the Series A Preferred Stock, to, but not including, the date of the redemption or (ii) at any time after August 10, 2023, and before redemption of the Series A Preferred Stock, the Company failed to pay a monthly dividend on the common stock or reduces, or announced its intent to reduce, the monthly dividend paid on shares of common stock to a rate lower than $0.0396 per share per month. Each of the Floor and the Ceiling was subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the Company’s common stock), subdivisions, reclassifications or combinations with respect to the Company’s common stock as described in the Articles Supplementary.

In addition, the Company’s right to redeem the Series A Preferred Stock for the Underlying Shares was conditioned upon the Company obtaining the approval of its stockholders for the issuance of such Underlying Shares as required by the rules of the Nasdaq Stock Market; such Underlying Shares being listed on Nasdaq; the SEC having declared effective, a registration statement registering the distribution of such Underlying Shares by Modiv to its stockholders and/or the resale of such Underlying Shares by Modiv; and Modiv having received the approval of its lenders to distribute such Underlying Shares to its stockholders.

After March 15, 2024, the Company would only have been able to redeem the Series A Preferred Stock for the Cash Redemption Price, with Modiv consent, in its sole and absolute discretion, to a redemption of the Series A Preferred Stock for shares of common stock, on terms acceptable to Modiv.

In the event of a Change of Control (as defined in the Articles Supplementary) of the Company, the Company would have redeemed the Series A Preferred Stock, at the option of Modiv, for either (a) cash, in an amount equal to the Cash Redemption Price, (b) a number of shares of common stock equal to the Cash Redemption Price divided by the price per share of the common stock as measured by the VWAP of the common stock for the 60 trading days immediately preceding the date of the announcement of such Change of Control (the “Change of Control Share Redemption Consideration”) or (c) the kind and amount of consideration which Modiv would have owned or been entitled to receive had it held a number of shares of Common Stock equal to the Change of Control Share Redemption Consideration immediately prior to the effective time of the Change of Control.

Subsequent to December 31, 2023 Series A Preferred Stock were redeemed for common shares. See Note 13 below.

Registration Rights Agreement.

Additionally, the Company and Modiv entered into a Registration Rights Agreement, dated August 10, 2023 (the “RRA”), with respect to the Series A Preferred Stock. The RRA provided that Modiv would have the right to cause the Company to file a registration statement with the SEC registering the resale of shares of Series A Preferred Stock held by Modiv or its assigns on a delayed or continuous basis if such shares were not redeemed by the Company on or before March 15, 2024. The RRA also provided that, commencing March 16, 2024 until March 16, 2025, if requested by Modiv, the Company would use its commercially reasonable efforts to cause the Series A Preferred Stock to be listed on each securities exchange on which the Common Stock were then listed or, if the Common Stock were not then listed, on a national securities exchange selected by Modiv, provided that the Series A Preferred Stock met the listing requirements of any such securities exchange.

During the twelve months ended December 31, 2023, the Company incurred $362,384 of issuance costs related to the issuance of the Series A Preferred Stock. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $12,000,000 less issuance costs as of December 31, 2023.

During the twelve months ended December 31, 2023, the Company paid and accrued $0.0396 per share per month preferred stock dividends of $475,000, comprised of $380,000 paid to Modiv and $95,000 payable as of December 31, 2023.

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

	2023	2022
Rental income
Fixed and in-substance fixed lease income	6,595,120	4,510,677
Variable lease income	931,731	608,985
Other related lease income, net:
Amortization of below market leases, net	2,141	102,183
Straight line rent, net	64,572	172,933
Total Rental income	7,593,564	5,394,778

For the twelve months ended December 31, 2023 and 2022, we had four tenants that each account for more than 10% of our annual rental revenue as indicated below:

	2023	2022
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	18%	22%
PRA Holdings, Inc. - Norfolk, VA	11%	16%
Pratt & Whitney Automation, Inc. - Huntsville, AL	20%	15%
Kohl's Corporation - Tucson, AZ	12%	14%

Future Minimum Rents

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2023
2024	$8,048,449
2025	7,798,628
2026	7,458,648
2027	5,835,157
2028	4,376,385
Thereafter	8,669,905
$42,187,172

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $375,047 and $312,539 for the twelve months ended December 31, 2023 and 2022, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Lease liability, net was $232,701 and $188,913 for the twelve months ended December 31, 2023 and 2022, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as December 31, 2023 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of December 31, 2023.

As of December 31,
2023
2024	244,077
2025	245,111
2026	245,111
2027	245,111
2028	245,111
Thereafter	21,575,533
Total undiscounted liability	$22,800,054
Present value discount	(16,385,013)
Lease liability	$6,415,041
Discount rate	4.58%
Term Remaining	60 years

Note 9 – Debt

The Company had the following mortgage loans outstanding as of December 31, 2023 and December 31, 2022, respectively:

Mortgage Loans Secured By	Location	Original Loan Amount		Interest Rate		Maturity Date	12/31/2023	12/31/2022	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation, and Pratt & Whitney Automation, Inc.	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,757,239	$10,957,829	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,341,804	7,578,304	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,562,722	4,728,462	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,286,664	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	913,958	928,728	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	913,958	928,728	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,066,604	-	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,512,050	2,552,644	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,699,642	1,727,108	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,277,404	1,298,047	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,901,694	3,964,745	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,416,362	-	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,417,587	-	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	632,277	-	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	553,615	-	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	722,886	-	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	564,568	-	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	621,324	-	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	530,714	-	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	553,615	-	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	644,225	-	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,937,348	-	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,287,454	-	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,027,958	-	1.50
		$60,550,913					$58,143,672	$35,951,259
						Less Debt Discount, net	(383,767)	-
						Less Debt Issuance Costs, net	$(942,595)	$(717,381)
							56,817,310	35,233,878

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

The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2023 and 2022 of $146,745 and $118,930, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2023 and 2022 of $371,959 and $342,647, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of December 31, 2023, the Company was in compliance with all covenants with the exception of one project level DSCR covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan document, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and will restore the property to full occupancy upon commencement.

On April 1, 2022, the Company entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of the Company's properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property previously held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. In conjunction with the LC2 Investment to purchase the remaining interest in the tenancy-in-common interest discussed above, the Company assumed the original $2.1 million loan on the property with a remaining balance of $2,079,178 and recognized a discount of $383,767. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. The Company’s CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership. During the twelve months ended December 31, 2022, the Company incurred a loss on debt extinguishment of $144,029 related to the write off of unamortized debt issuance costs previously incurred on refinanced mortgage loans including a prepayment penalty incurred of $21,000.

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

The Company’s President and CEO also has personally guaranteed the repayment of the $10.8 million due under the 7-11 - Washington, DC; Starbucks-South Tampa, FL; and Pratt & Whitney-Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL mortgage loan. In addition, the Company’s President and CEO has also provided a guaranty of the Borrower’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA & MAERSK and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.9 million.

During the twelve months ended December 31, 2023 and December 31, 2022, the Company incurred a guaranty expense to the Company's President and CEO of $290,316 and $128,901 of which $177,347 and $128,901 remained payable as of December 31, 2023 and 2022, respectively.

On May 9, 2022, the Operating Partnership amended the current Commitment Letter with American Momentum Bank, by entering into a new commitment letter, to increase the available borrowings under the facility from $25.0 million to $50.0 million to be used for the acquisition of income producing real estate properties under the same terms as provided by the agreement entered into on October 26, 2021. The new Commitment Letter will become effective contingent upon the Company completing a future capital raise of $25.0 million or more, and prior to such time, the current Commitment Letter will remain in place. On September 9, 2022, the Company and AMB combined the prior AMB commitment letters entered into in October 2021 and May 2022 into a single Commitment Letter, and have amended the rate index used for borrowing to be a variable rate equal to the 30-Day CME Term SOFR Rate, plus a margin of 2.40%, adjusted monthly, subject to a floor interest rate of 3.25% per year. All other terms under the prior commitment letters remained materially the same. As of December 31, 2023 and December 31, 2022, the Company did not have an outstanding balance on the facility. As of December 28, 2023, the Commitment Letter had expired.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $1,102,460 with a remaining balance of $1,809,840 and $2,587,300 outstanding as of December 31, 2023 and 2022.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2023
2024	12,780,776	1,809,840	-	14,590,616
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	21,084,683	-	-	21,084,683
	$58,143,672	$1,809,840	$5,500,000	$65,453,512

Note 10 – Related Party Transactions

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $1,102,460 with a remaining balance of $1,809,840 and $2,587,300 outstanding as of December 31, 2023 and 2022. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

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

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of December 31, 2023.

During the twelve months ended December 31, 2023 and December 31, 2022, the Company incurred a guaranty expense to the Company's President and CEO of $290,316 and $128,901 of which $177,347 and $128,901 remained payable as of December 31, 2023 and 2022, respectively. See Note 9 – Debt for details of the guaranty provided by the Company's President and CEO.

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

On September 7, 2023, the Company purchased the remaining TIC interest in its Rockford, IL property for $1,318,367 plus transaction costs of $37,064. Until the purchase of the remaining TIC interest, the Company has been accounting for the investment under the equity method. Upon acquiring the full TIC interest, the Company consolidated the TIC and records the TIC activity since then as a consolidated entity.

The condensed income statements for the twelve months ended December 31, 2023 and 2022 for the tenancy-in-common investment is as follows:

	Jan 1 to Sep 7,	Twelve Months ended Dec 31,
	2023	2022
Total revenue	$267,454	$372,556
Total expenses	$201,909	$262,942
Operating income	65,545	109,614
Loss on debt extinguishment	-	(31,851)
Net income	$65,545	$77,763
GIP, LP's Share	$32,773	$37,298

The condensed balance sheets as of December 31, 2023 and December 31, 2022 for the tenants in common investment is as follows:

	As of December 31,	As of December 31,
	2023	2022

Net real estate investments	$-	$4,503,120
Deferred rent asset	-	7,132
Prepaid expenses	-	343
Due from related party	-	21,710
Total Assets	$-	$4,532,305

Accounts payable and accrued expenses	$-	$6,738
Prepaid rent	-	30,550
Acquired lease intangible liabilities, net	-	35,561
Mortgage loan, net of unamortized debt issuance costs	-	2,088,116
Total Liabilities	$-	$2,160,965

GIP, LP	$-	$1,218,268
SUNNY RIDGE MHP, LLC	-	1,153,072
Total Tenants in Common Equity	$-	$2,371,340
Total Liabilities and Tenants in Common Equity	$-	$4,532,305

Note 12 - Derivative Financial Instruments and Fair Value Measurements

On August 10, 2023, as previously disclosed, the Company entered into a loan agreement for $21.0 million to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. On the same date, the Company entered into corresponding swap agreement, fixing the interest rate at 7.47% per annum.

In November 2020, the Company entered into a $1.3 million loan agreement and corresponding swap agreement to support project financing. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 2.75%, with interest payable monthly after each 30-day interest period. The interest swap fixed the interest rate at 3.72% per annum.

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in Loss on derivative valuation for $401,782 for the twelve months ended December 31, 2023. As of December 31, 2023, the Company recognized a Derivative Liability of $537,424 and Derivative asset of $135,642, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. All inputs are considered Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$3,117,446	$3,117,446	$3,718,496	$3,718,496
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	135,642	135,642	-	-

Financial liabilities:
Interest rate swaps	537,424	537,424	-	-

Note 13 – Subsequent Events

On January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share or per unit monthly cash distribution for shareholders and unitholders of record of our common stock and partnership units, respectively, as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively.

Subsequent to December 31, 2023, 4,282 Investor Warrants were exercised on a cashless basis for shares of Common Stock underlying the Investor Warrant. Accordingly, 42,820 shares of common stock were issued upon exercise.

On January 29, 2024, the Company exchanged all 2,400,000 shares of its Series A Redeemable Preferred Stock to 2,794,597 shares of our common stock according to the following allocation:

•
2,623,153 shares out of the 2,794,597 shares of our common stock were distributed by Modiv OP and subsequently distributed by Modiv to the holders of its common stock;
•
the remaining 171,444 shares of our common stock issued to Modiv OP will be held by Modiv OP.

On March 28, 2024, we entered into a purchase and sale agreement between GIPAL JV 15091 SW Alabama 20, LLC and 144 Property Group, LLC for the sale of the property located at 15091 SW Alabama 20, Huntsville, AL for total consideration of $6,150,000. The transaction is subject to customary closing conditions and due diligence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our president and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including our chief executive officer and principal accounting officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, MaloneBailey, LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2023 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) On March 28, 2024 we entered into a purchase and sale agreement between GIPAL JV 15091 SW Alabama 20, LLC and 144 Property Group, LLC for the sale of the property located at 15091 SW Alabama 20, Huntsville AL for total consideration of $6,150,000. The transaction is subject to customary closing conditions and due diligence.

(b) During the quarter ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements. (see Item 8)

Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	48
Consolidated Balance Sheets as of December 31, 2023 and 2022	49
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	50
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2023 and 2022	51
Consolidated Statements of Cash Flows for the years December 31, 2023 and 2022	52
Notes to the Consolidated Financial Statements	55

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

10.68*	Purchase and Sale Agreement between GIPAL JV 15091 SW Alabama 20, LLC and 144 Property Group, LLC, dated March 28, 2024.

21.1*	List of Subsidiaries

23.1*	Consent of MaloneBailey, LLP

31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: April 8, 2023	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	April 8, 2024

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	April 8, 2024

/s/ Ben Adams	Director
Ben Adams		April 8, 2024

/s/ Gena Cheng	Director
Gena Cheng		April 8, 2024

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		April 8, 2024

/s/ Betsy Peck	Director
Betsy Peck		April 8, 2024

/s/ Patrick Quilty	Director
Patrick Quilty		April 8, 2024