Form 10-K/A
period 2023-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2024-04-29
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The registrant had 5,422,155 shares of Common Stock, par value $0.01 per share, outstanding as of April 29, 2024.

EXPLANATORY NOTE

Generation Income Properties, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2024, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Form 10-K/A amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Form 10-K/A.

In addition, no other information has been updated for any subsequent events occurring after April 8, 2024, the date of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Form 10-K/A to the “Company,” “we,” “our,” or “us” mean Generation Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries, including Generation Income Properties, L.P., a Delaware limited partnership, which we refer to as our operating partnership (the “Operating Partnership”).

GENERATION INCOME PROPERTIES, INC.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is a summary of the background and experience of each director. There is no family relationship among any of the directors and/or executive officers of the Company.

Benjamin Adams, age 52, has been a board member since July 2019. He has also been Chief Executive Officer and Founder of Ten Capital Management since May 2011, an independent, fundamental value-driven private equity real estate firm based in Cleveland, Ohio. He is responsible for the strategic direction and oversight of all firm activities. From January 2008 to April 2011, Mr. Adams was a Portfolio Manager with The Townsend Group, where he oversaw $1.7 billion in private equity real estate assets under management within the firm’s discretionary investment management business and was actively involved in product development and structuring. Prior to Townsend, Mr. Adams was a Vice President and General Counsel of Lionstone Development LLC, a Miami-based, principal balance sheet investor.

Mr. Adams practiced law with Greenberg Traurig LLP in New York, New York, and served as the Special Assistant to the White House Counsel in the Clinton Administration. Mr. Adams has a law degree from Georgetown University Law Center and a Bachelor of Arts from Miami University in Oxford, Ohio. We believe that Mr. Adam’s position as the founder and Chairman Emeritus of the Defined Contribution Real Estate Council (DCREC) and his understanding of accounting principles and financial presentation and analysis qualifies him for service as one of our directors.

Gena Cheng, age 52, was appointed a board member on October 5, 2021. She has been managing director since August 2019 at Prospect Avenue Partners, a specialty capital raising, and advisory platform focused on the private equity industry. Named to PERE’s list of 30 Capital Raisers Who Can Make a Difference, Ms. Cheng has over 20 years of experience in the real asset industry, including investments, portfolio management, fundraising and investor relations. Ms. Cheng brings valuable real estate finance experience to the Company’s Board of Directors. Prior to launching Prospect Avenue Partners, Ms. Cheng served as Managing Director from July 2014 to February 2019 at USAA Real Estate Company. She also served as Managing Director from March 2010 to March 2014 at Forum Partners, a global real estate investment and asset management firm, and Managing Director and Chief Operating Officer from October 2006 to August 2009 at JT Partners, an international architecture, engineering, projects management, and consulting firm.

Ms. Cheng has significant experience raising investor equity for strategies ranging from core through opportunistic via open-end and closed-end vehicles. Prior to her transition to the sell side, she served as a senior portfolio manager at APG Asset Management, the approximately €538 billion Dutch pension fund. There she helped invest and manage the capital of one of the largest institutional real estate investment platforms in the world, focusing on North American investments. Ms. Cheng began her career in real estate consulting and investment banking at Arthur Andersen and Morgan Stanley.

Ms. Cheng earned a JD/MBA from New York University and an AB in Architecture from Princeton University, where she was awarded the Grace May Tilton Prize in American Studies. She is a member of the New York State Bar and serves on the Program Committee and Scholarship Committee for WX – New York Women Executives in Real Estate. Ms. Cheng holds her FINRA registered representative license through SPS Securities, LLC. We believe that Ms. Cheng’s years of experience in the real asset industry, including investments, portfolio management, fundraising and investor relations, qualify her for service as one of our directors.

Stuart Eisenberg, age 61, was appointed a board member on February 3, 2020. He has been an independent consultant since June 2019 when he retired from BDO USA, LLP where he was a partner in the real estate services group from July 1997 until June 2019. Mr. Eisenberg served as the firm’s national real estate and construction industry practice leader and a member of the firm’s international real estate and construction industry steering committee. His experience includes consulting in connection with the formation, structuring and development of real estate investment trusts ("REIT") and real estate operating companies. He also provided financial reporting and due-diligence services in numerous initial and follow-on public offerings and in connection with the acquisition, financing and dispositions of commercial real estate.

Mr. Eisenberg has a bachelor’s degree from Adelphi University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Eisenberg’s experience serving publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, and corporate governance, as well as perspective regarding potential acquisitions. We believe that Mr. Eisenberg’s prior work a partner at BDO USA, LLP in the real estate services group and sophisticated understanding of accounting principles, auditing standards, and internal accounting controls qualify him for service as one of our directors.

Betsy Peck, age 63, was appointed a board member on February 3, 2020. She retired in 2018 from Jones Lang LaSalle (“JLL”) a publicly held professional services firm specializing in real estate and investment management. Ms. Peck served in various positions from July 2008 to March 2018 with the latest position being Chief Operating Officer, Markets where she was responsible for managing a $2 billion operation with more than 1,000 sales professionals for maximum efficiency and effectiveness, driving ongoing growth. Prior to this role, Ms. Peck served as JLL’s Chief Administrative Officer, Brokerage from July 2008 to December 2012. Ms. Peck also served as Chief Administrative Officer at The Staubach Company where she worked from June 1996 to July 2008, she was a senior partner who drove strategy and execution for optimum integration of finance, human resources, IT and administration. She was also an integral member of the team during the company’s merger with Jones Lang LaSalle. Prior to that, Ms. Peck served in a variety of companies in various finance and accounting functions.

Ms. Peck obtained a Bachelor of Science in Accounting from the University of Scranton. She is a member of the American Institute of Certified Public Accountants. Ms. Peck also serves or has served as an advisory board member for several companies including Forge, Patrocinium and Truist. Ms. Peck’s experience serving publicly-held companies brings to our Board of Directors an understanding of public company operations, financial reporting, disclosure, and corporate governance. We believe that Ms. Peck’s prior real estate management experience and her understanding of accounting principles, internal accounting control and financial presentation and analysis qualify her for service as one of our directors.

Patrick Quilty, age 58, has been a board member since July 2019. He has also been Chief Credit Officer for a top global insurance company since September 2012. He is responsible for overseeing, assessing and approving a portfolio of highly structured transactions providing global risk solutions for middle market and Fortune 50 companies across diversified industries. From October 2010 to September 2012, Mr. Quilty was Co-Founder and Head of Credit Risk at Specialized Performance Advisory Group LLC, an independent asset management firm providing investment, advisory and risk counseling for family office and institutional clients. From November 2003 to October 2010, Mr. Quilty was a Senior Portfolio Manager for Barclays Capital Loan Portfolio focused on the Specialty Finance and REIT sectors. Mr. Quilty has also served as a credit derivatives trader in their Principal Credit and Risk Finance Group.

Over his thirty-year career, Mr. Quilty has held senior portfolio, trading and risk management positions at ABN AMRO, Chase Asset Management, Lehman Brothers and JP Morgan. Mr. Quilty has a Bachelor of Science in Economics from Florida State University and completed graduate coursework in Real Estate Investment and Development at the Steven L Newman Real Estate Institute at Baruch College. We believe that Mr. Quilty’s prior work experience and understanding of accounting principles, risk management, financial presentation and analysis qualify him for service as one of our directors.

David Sobelman, age 52, serves as chairman of our Board and our President, Chief Executive Officer, and Secretary. He founded Generation Income Properties, Inc. after serving almost 13 years in different capacities within the net lease commercial real estate market. In June 2017, Mr. Sobelman started 3 Properties, a commercial real estate brokerage firm focused solely on the net lease market. Mr. Sobelman has held various roles within the single tenant, net lease commercial real estate investment market, including investor, asset manager, broker, owner, analyst and advisor. In 2005, David began working with Calkain Companies LLC, a real estate brokerage and advisory firm. During his tenure, Calkain grew from two employees to over 40, and became one of the leading single tenant, net lease firms in the country. Prior to Mr. Sobelman’s career in single tenant, net lease investments, he served as a member of The White House staff, and was subsequently appointed to work for the Secretary of the Department of Health and Human Services. Mr. Sobelman wrote The Little Book of Triple Net Lease Investing, a leading book on the single tenant, triple-net lease investment market, which is currently in its second edition. Mr. Sobelman is a featured speaker at conferences in the United States and abroad and has been quoted in articles in The Wall Street Journal, Forbes, Fortune and various regional real estate trade publications. Mr. Sobelman received a Bachelor of Science degree from the University of Florida and is an alumnus of the Harvard Business School Executive Education Real Estate Management Program. Mr. Sobelman is a board member for the University of Florida Foundation. We believe that Mr. Sobelman’s experience in the net lease commercial real estate market and his status as founder of the Company qualify him for service as one of our directors.

EXECUTIVE OFFICERS

Set forth below is a summary of the background and experience of our executive officer other than David Sobelman. Information about David Sobelman is set forth under “Directors.” There is no family relationship among any of the directors and/or executive officers of the Company.

Ron Cook, age 45, was hired as our Vice President of Accounting and Principal Finance and Accounting Officer effective November 15, 2023. Mr. Cook is a consultant with One10 Advisors (“One10”), a Tampa-based accounting firm, and One10 will provide the services of Mr. Cook until November 14, 2024, with a single twelve-month automatic renewal period. Mr. Cook has provided management consulting services through Cook Financial Partners since 2008 through the present, serving a broad range of clients with outsourced business and financial advisory services. Mr. Cook served as Chief Financial Officer and Strategic Advisor of The Peebles Corporation ("Peebles"), a privately-held real estate investment and development firm, from 2019 through 2022. Peebles develops mixed-use, multifamily, office and retail properties through direct investment and through public-private partnerships. Mr. Cook oversaw all financial functions, acquisitions and development, and strategic initiatives. From 2014 through 2018, he served as a Senior Manager in the boutique management consultancy Riveron Consulting ("Riveron"). Riveron advises private equity firms and publicly traded companies in business strategy, mergers and acquisitions, and financial compliance. At Riveron, Mr. Cook served clients across various industries through services spanning transaction advisory, IPO readiness and execution, and business strategy. Prior to Riveron, Mr. Cook served several real estate firms, including Jair Lynch Real Estate Partners, Hines Interests and Ross Management Services, in various finance and accounting roles. Mr. Cook began his career at Reznick, Fedder and Silverman (now CohnReznick) as an auditor, exclusively for real estate clients. He is a graduate of James Madison University with a Bachelor’s degree in Finance, the University of Maryland GC, with a Master's degree in Accounting, and the University of Virginia Darden School of Business with a Master's degree in Business Administration.

CORPORATE GOVERNANCE

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and beneficial owners of more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, we believe that during the twelve months ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely filed, except for the Form 3 filing made by Cerontie LeVar Cook on November 27, 2023 in response to becoming an executive officer of the Company on November 15, 2023.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Principal Financial Officer. We have posted the text of our code of ethics to our internet website: http://www.gipreit.comby clicking “Investors” at the top, then “Governance”, then "Governance Documents", and finally “Code of Ethics”. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet website within the same section as described above.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Audit Committee

Our audit committee consists of Patrick Quilty, Betsy Peck and Stuart Eisenberg, with Mr. Eisenberg serving as the chair of the committee. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. Our board of directors has determined that Mr. Eisenberg qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee. Our Audit Committee met four times during 2023.

Anti-Hedging Policies

Our Board of Directors has adopted an Insider Trading Policy which applies to all our directors, officers and designated employees. The policy prohibits our directors, officers and designated employees from engaging in hedging transactions, short sales and transactions in publicly traded options, such as puts, calls and other derivatives, involving our equity securities.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the material compensation arrangements with the executive officers named in the Summary Compensation Table below (referred to as our "named executive officers"):

David Sobelman. On June 23, 2022, the Company entered into a First Amended and Restated Employment Agreement (the “Agreement”) with David Sobelman, the Company’s President and Chief Executive Officer. The Agreement amends and restates in its entirety the Employment Agreement, dated December 20, 2019, previously entered into between the Company and Mr. Sobelman. Effective July 1, 2022, Mr. Sobelman's salary increased to $200,000. In addition, Mr. Sobelman shall be entitled to receive, upon approval of the board, a discretionary annual performance-based bonus with a bonus target amount of 35% of his then current salary based on the Company meeting Board-established performance criteria, which may include meeting the Company’s target for “Core Adjusted Funds from Operations” for the immediately preceding fiscal year. Mr. Sobelman is also eligible to receive such medical, health, vacation, and other benefits as are provided by the Company and its subsidiaries generally, and Mr. Sobelman is eligible to participate in the Company's 401(k) plan. Mr. Sobelman is also paid $7,500 a year to be used solely to cover the actual cost to Mr. Sobelman of obtaining a death and disability insurance policy on his life and for related costs and expenses. The Agreement provides that, on or before March 31 of each year during the term of Mr. Sobelman’s employment and solely at the discretion of the Board, Mr. Sobelman is eligible to receive an annual grant of fully vested stock under the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan based on the Company’s achievement of Board-established performance criteria, which may include meeting the Company’s target for “Core Adjusted Funds from Operations” for the immediately preceding fiscal year. Under the Agreement, Mr. Sobelman is subject to non-solicitation and non-competition covenants that expire one year following termination of employment and to customary confidentiality obligations.

The term of Mr. Sobelman’s employment under the Agreement will continue until terminated by either the Company or Mr. Sobelman at any time, whether or not for cause, upon 60-days notice to the other party or until Mr. Sobelman’s death or disability. The Agreement may also be terminated by the Company for “cause” (as defined in the Agreement) or by Mr. Sobelman for “good reason” (as defined in the Agreement). “Good reason” includes certain changes in Mr. Sobelman’s responsibilities or duties without his consent, reductions in compensation or a material reduction in benefits, a material breach by the Company of the Agreement that remains uncured following notice of the breach, or a material relocation of his principal place of employment without his consent.

In the event that the Company terminates Mr. Sobelman’s employment without cause or Mr. Sobelman resigns for good reason, the Agreement provides that Mr. Sobelman will be entitled to receive his base salary in effect at time of termination for the longer of 12 months or until December 31, 2025, any accrued performance bonus for the year of termination and any other completed fiscal year, and additional separation compensation to Sobelman in eighteen equal monthly installments an amount equal to the premium payments for continuing healthcare coverage for Mr. Sobelman and his family. In addition, any unvested equity awards (if any) held by Mr. Sobelman will immediately vest. In the event of a termination without cause by the Company or a resignation for good reason within 12 months after a change of control of the Company, Mr. Sobelman will be entitled to the greater of two times the sum of his accrued bonus plus his base salary as then in effect or the amount he would otherwise have been entitled to receive in the absence of a change of control.

The employment agreement defines “Cause” as (i) commission of a willful act of dishonesty in the course of duties or misappropriation of funds, theft, or embezzlement of the Company's funds or property, (ii) conviction by a court of competent jurisdiction of, or plea of no contest to, a crime constituting a felony or conviction in respect of, or plea of no contest to, any act involving fraud, dishonesty or moral turpitude, (iii) gross or willful misconduct (whether or not directly related to the Company) or illegal conduct that impairs the performance duties or that is injurious to the Company, including without limitation injurious to the reputation of the Company, (iv) performance under the influence of controlled substances (other than those taken pursuant to a medical doctor’s orders), or continued habitual intoxication, during working hours, (v) personal misconduct or refusal or material failure to timely perform his duties and responsibilities or to timely carry out the lawful directives of the Company, which, if capable of being cured shall not have been cured, within thirty (30) days after the Company shall have advised in writing of its intention to terminate employment; provided, that such right to cure shall not apply to any subsequent act or omission of a substantially similar nature or type, or (vi) material non-compliance with the terms of this Agreement or any Company policy, which, if capable of being cured, shall not have been cured within thirty (30) days after the Company shall have advised in writing of its intention to terminate employment for such reason.

In addition, any guarantee for which Mr. Sobelman is personally the guarantor, then upon separation of employment, Mr. Sobelman shall immediately be removed from such guarantee or, if that cannot be effectuated, then the Company will use commercially reasonable efforts to retire or refinance the debt within thirty (30) days of Mr. Sobelman's separation. So long as Mr. Sobelman remains on the guarantee, Mr. Sobelman shall receive an annual guarantee fee of one percent (1%) of the amount of the guaranteed indebtedness for a full guarantee and a half percent (0.5%) for any non-recourse/fraud exception guarantee (“Guarantee Fee”). Only in the event of a termination of Mr. Sobelman's employment by the Company without Cause or by Mr. Sobelman pursuant to a "good reason" (as defined in the Agreement), if the Company is unable to retire or refinance the debt within sixty (60) days of Mr. Sobelman's separation, the annual guarantee fee for any debt subject to guarantee by Mr. Sobelman shall increase to ten percent (10%) of the guaranteed indebtedness from and after such 60-day period. The Guarantee Fee is paid in arrears and prorated for any portion of any calendar in which Mr. Sobelman makes the guarantee. The Guarantee Fee is to be paid by January 15th of each year. The Guarantee Fee will be paid only on guarantees by Mr. Sobelman that are approved by the Board.

Ron Cook. The Board of Directors of the Company appointed Ron Cook to serve as the Company’s Vice President of Accounting effective as of November 15, 2023. In his capacity as Vice President of Accounting, Mr. Cook will serve as the Company’s principal financial and accounting officer. Mr. Cook is a consultant with One10 Advisors (“One10”), a Tampa-based accounting firm, and One10 will provide the services of Mr. Cook until November 14, 2024, with a single twelve-month automatic renewal period, at a rate of $200 per hour pursuant to an engagement letter that may be terminated by the Company at any time.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for each of the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
David Sobelman, President and CEO	2023	$ 200,000	$ 96,250	$ 110,000	$ 313,909(1)	$ 720,159
	2022	$ 150,000	$ 70,000	$ -	$ 138,300 (2)	$ 358,300
Ron Cook, Vice President of Accounting	2023	$ 26,000	$ -	$ -		$ 26,000
Allison Davies, Former CFO	2023	$ 192,500	$ -	$ 110,000	$ 57,659(3)	$ 360,159
	2022	$ 183,333	$ 66,000	$ -	$ 5,795	$ 255,128
Richard Russell, Former CFO	2022	$ 30,333	$ -	$ -	$ -	$ 30,333

(1)	Consists of health insurance premiums of $23,593 and guarantee fees payable to Mr. Sobelman of $290,316.

(2)	Consists of health insurance premiums of $9,249 and guarantee fees payable to Mr. Sobelman of $129,051.

(3)	Separation payment paid to Ms. Davies per the separation and release agreement entered into as of October 3, 2023.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, there were 19,366 unvested stock awards held by the named executive officers. None of our executive officers own vested or unvested stock options.

Equity-Based Incentive Compensation

An important element of our total executive compensation is our equity award program. We believe that our equity award program serves a number of important corporate objectives, most importantly the alignment of our executives’ interests with our stockholders’ interests. Our equity award program helps to ensure that each of our executives and directors have a significant portion of their net worth tied to the performance of our stock. We plan to grant additional restricted stock with time-based vesting under our long-term equity incentive program. The Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) permits our Compensation Committee to grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides that 2,000,000 shares of our common stock are reserved for issuance under the plan.

Director Compensation

We do not have any other agreements for compensating our directors for their services in their capacity as directors, although such current and future directors are expected in the future to receive restricted shares or stock options to purchase shares of our common stock as awarded by our Board with the exception of Mr. Sobelman, who receives no additional compensation for his service as a director. None of our directors has ever been paid any cash compensation. The following table summarizes all of the compensation earned by our directors for service as a director of the Company during the year ended December 31, 2023:

Name	Fees earned or paid in cash	Stock Awards (1)	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Benjamin Adams	-	$50,000	-	-	-	-	$50,000
Gena Cheng	-	$50,000	-	-	-	-	$50,000
Stuart Eisenberg	-	$50,000	-	-	-	-	$50,000
Betsy Peck	-	$50,000	-	-	-	-	$50,000
Patrick Quilty	-	$50,000	-	-	-	-	$50,000

(1)

The amounts reported in this column represent the aggregate fair value of the stock awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Relevant assumptions used to determine these amounts include a $5.68 per share valuation with a 0% forfeiture rate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2024 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 5,495,161 common shares outstanding as of April 8, 2024. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of April 8, 2024, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated below, the address for each principal stockholder is Generation Income Properties, Inc., 401 E Jackson Street, Suite 3300, Tampa, Florida 33602.

	Shares Beneficially Owned
	Title or Class of Securities
	Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
John Robert Sierra Sr. Revocable Family Trust (2)	226,100	4.1%
Thomas E. Robinson (3)	206,000	3.8%

Executive Officers and Directors
Benjamin Adams (4)	20,971	*
Gena Cheng (5)	15,946	*
Allison Davies (6)	19,366	*
Stuart Eisenberg (7)	26,946	*
Betsy Peck (8)	40,946	*
Patrick Quilty (9)	24,446	*
David Sobelman (10)	156,384	2.9%
All executive officers and directors as a group (7 persons)	305,004	5.6%

*Represents less than 1% of beneficial ownership

(1)	Each share of common stock is entitled to one vote.

(2)	Based on information reported on a Schedule 13G/A filed on February 14, 2024. The amount includes 100,000 warrants to

25

purchase shares of Common Stock for $20.00 per share. John Robert Sierra Sr. is the sole trustee of the trust, and by virtue of such relationship, is deemed to have shared voting and investment power with respect to the Common Stock held by the trust. The principal business office address of the John Robert Sierra Sr. Revocable Family Trust is 509 Guisando de Avila, Suite 200, Tampa, FL 33613.

(3)	The principal business office address of Thomas E. Robinson is 477 Viking Drive, Suite 320, Virginia Beach, Virginia 23452.

(4)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested and 25 shares of common stock.

(5)	Consists of 15,946 shares of restricted common stock of which 10,077 shares have vested.

(6)	Consists of 19,366 shares of restricted common stock of which 19,366 have vested. Allison Davies ceased to be an executive officer as of November 15, 2023.

(7)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 3,000 warrants exercisable at $10.00 per share, and 3,000 shares of common stock.

(8)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 10,000 warrants exercisable at $10.00 per share, and 10,000 shares of common stock.

(9)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 1,000 warrants exercisable at $10.00 per share, and 2,500 shares of common stock.

(10)

Consists of 19,366 shares of restricted common stock of which 6,455 shares have vested, and 134,432 shares of common stock. Also includes 2,586 shares of common stock that are issuable to Mr. Sobelman upon the redemption of common units held in the GIP Operating Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that each of Benjamin Adams, Gena Cheng, Patrick Quilty, Betsy Peck and Stuart Eisenberg is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board of directors also determined that the directors who each serve on our audit committee, our compensation committee, and our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Transaction with related persons

Securities and Exchange Commission (“SEC”) rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

We have a formal written policy for the review and approval of transactions with related parties. Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. The Board is responsible for review, approval, or ratification of “related-person transactions” involving the Company and related persons.

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

On August 9, 2022, we entered into a redemption agreement with Thomas E. Robinson, a unit holder in our Operating Partnership under which we agreed to redeem his units in our Operating Partnership under a set schedule. As such, we recorded an Other payable—related party in the amount of $2,912,300 upon execution of the redemption agreement and made the first, and second installment payments of $325,000 on September 13, 2022 and March 8, 2023 and a third installment payment of $452,460 on September 15, 2023 resulting in a remaining balance of $1,357,380 outstanding as of December 31, 2023. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the redemption agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

On November 30, 2020, we acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property occupied by The Sherwin-Williams Company in Tampa, Florida was acquired for approximately $1.8 million and was funded with approximately $1.3 million of debt from Valley National Bank and the issuance of 24,309 partnership units in the Operating Partnership valued at $20.00 per unit for purposes of the contribution. Since the acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to the Operating Partnership pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of December 31, 2023.

During the twelve months ended December 31, 2023 and December 31, 2022, the Company incurred a guaranty expense to the Company's President and CEO of $290,316 and $128,901 of which $177,347 and $128,901 remained payable as of December 31, 2023 and 2022, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table sets forth the aggregate fees for services related to the years ended December 31, 2023 and 2022 provided by MaloneBailey, LLP, our principal accountants:

	Year-ended December 31,
	2023	2022
Audit Fees(1)	$398,815	$307,150
Audit - Related Fees(2)	-	-
Tax Fees(3)	75,000	38,570
All Other Fees(4)	-	-
Total	$473,815	$345,720

1.
Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and audits under Rule 3-14 S-X, as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q, comfort letters and consents.
2.
Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include other services rendered in connection with our securities offerings.
3.
Tax Fees generally consist of tax compliance and return preparation, and tax planning and advice. Tax compliance and return preparation services consist of preparing original and amended tax returns and claims for refunds. Tax planning and advice services consist of support during income tax audits or inquiries.
4.
All Other Fees include any fees billed for products or services other than those reported in the other categories above.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The financial statements are included in Item 15 of the Original Form 10-K.

(2) Financial Statement Schedules

The financial statement schedules are included in Item 15 of the Original Form 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Form 10-K/A.

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

10.68

Purchase and Sale Agreement between GIPAL JV 15091 SW Alabama 20, LLC and 144 Property Group, LLC, dated March 28, 2024 (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

23.1	Consent of MaloneBailey, LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).
31.3*	Rule 13a - 14(a) Certification of the Principal Executive Officer
31.4*	Rule 13a - 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on April 8, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: April 29, 2024	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	April 29, 2024

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	April 29, 2024

/s/ Ben Adams	Director
Ben Adams		April 29, 2024

/s/ Gena Cheng	Director
Gena Cheng		April 29, 2024

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		April 29, 2024

/s/ Betsy Peck	Director
Betsy Peck		April 29, 2024

/s/ Patrick Quilty	Director
Patrick Quilty		April 29, 2024