Form 10-Q
period 2024-03-31
GENERATION INCOME PROPERTIES, INC.
filed 2024-05-20
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 5,422,155 shares of Common Stock, par value $0.01 per share, outstanding as of May 10, 2024.

GENERATION INCOME PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

(unaudited)

	As of March 31,	As of December 31,
	2024	2023

Assets
Investments in real estate
Land	$21,236,021	$21,996,902
Building and site improvements	64,654,032	71,621,499
Acquired tenant improvements	2,072,205	2,072,205
Acquired lease intangible assets	9,927,046	10,571,331
Less: accumulated depreciation and amortization	(8,618,181)	(8,855,332)
Net real estate investments	$89,271,123	$97,406,605
Cash and cash equivalents	1,655,820	3,117,446
Restricted cash	34,500	34,500
Deferred rent asset	366,278	1,106,191
Prepaid expenses	473,380	139,941
Prepaid guaranty fees - related party	96,360	-
Accounts receivable	283,850	241,166
Escrow deposits and other assets	569,803	493,393
Held for sale assets	5,750,250	-
Right of use asset, net	6,131,688	6,152,174
Total Assets	$104,633,052	$108,691,416

Liabilities and Equity
Liabilities
Accounts payable	$51,901	$406,772
Accrued expenses	593,731	688,146
Accrued expense - related party	683,347	683,347
Acquired lease intangible liabilities, net	982,275	1,016,260
Insurance payable	367,322	34,966
Deferred rent liability	170,317	260,942
Lease liability, net	6,427,039	6,415,041
Other payable - related party	1,357,380	1,809,840
Loan payable - related party	5,500,000	5,500,000
Mortgage loans, net of unamortized debt discount of $1,278,582 and $1,326,362 at March 31, 2024 and December 31, 2023, respectively	56,545,312	56,817,310
Derivative liabilities	169,942	537,424
Total liabilities	$72,848,566	$74,170,048

Redeemable Non-Controlling Interests	$19,498,296	$18,812,423

Preferred Stock - Series A Redeemable Preferred stock, net,
$0.01 par value, 2,400,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and 2,400,000 shares issued and outstanding at December 31, 2023 with liquidation preferences of $5 per share	$-	$11,637,616

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,419,855 and 2,620,707 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	54,199	26,207
Additional paid-in capital	29,589,564	18,472,049
Accumulated deficit	(17,753,278)	(14,833,058)
Total Generation Income Properties, Inc. Stockholders' Equity	$11,890,485	$3,665,198

Non-Controlling Interest	$395,705	$406,131
Total equity	$12,286,190	$4,071,329

Total Liabilities and Equity	$104,633,052	$108,691,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

(unaudited)

	Three Months ended March 31,
	2024	2023
Revenue
Rental income	$2,274,730	$1,326,707
Other income	158,443	10,332
Total revenue	$2,433,173	$1,337,039

Expenses
General and administrative expense	$449,797	$344,147
Building expenses	654,667	313,600
Depreciation and amortization	1,226,605	557,550
Interest expense, net	1,020,741	469,210
Compensation costs	282,015	351,287
Total expenses	$3,633,825	$2,035,794
Operating loss	(1,200,652)	(698,755)
Other expense	-	(506,000)
Gain on derivative valuation, net	380,550	-
Income on investment in tenancy-in-common	-	14,402
Loss on held for sale asset valuation	(1,058,994)	-
Net loss	$(1,879,096)	$(1,190,353)
Less: Net income attributable to non-controlling interests	946,124	127,214
Net loss attributable to Generation Income Properties, Inc.	$(2,825,220)	$(1,317,567)
Less: Preferred stock dividends	95,000	-
Net loss attributable to common shareholders	$(2,920,220)	$(1,317,567)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	4,390,489	2,541,477

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.67)	$(0.52)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$-	$5,789,731
Restricted stock unit compensation	98,593	986	89,662	-	90,648	-	90,648	-	-
Cashless exercise of warrants	10,648	106	(106)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(115,817)
Dividends paid on common stock	-	-	(297,479)	-	(297,479)	-	(297,479)	-	-
Net (loss) income for the quarter	-	-	-	(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	-	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595	$(9,958,363)	$9,167,340	$437,283	$9,604,623	$-	$6,326,737
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock unit compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,879,096)	$(1,190,353)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation of building and site improvements	748,654	398,399
Amortization of acquired tenant improvements	80,623	23,588
Amortization of in-place leases	397,328	135,563
Amortization of above market leases	101,771	-
Amortization of below market leases	(33,802)	(26,114)
Amortization of above market ground lease	(183)	(183)
Amortization of debt issuance costs	47,780	28,865
Restricted stock unit compensation	94,935	90,648
Non-cash ground lease expense	20,486	21,149
Income on investment in tenancy-in-common	-	(14,402)
Gain on derivative valuation, net	(380,550)	-
Loss on held for sale asset valuation	1,058,994	-
Changes in operating assets and liabilities
Accounts receivable	(42,684)	(55,155)
Escrow and other assets	(63,342)	23,945
Deferred rent asset	739,913	(16,848)
Prepaid expenses	(333,439)	(409,932)
Prepaid guaranty fees - related party	(96,360)	-
Accounts payable	(354,871)	(53,945)
Accrued expenses	(1,553)	275,096
Lease liability	11,998	14,438
Deferred rent liability	(90,625)	(95,723)
Net cash provided by (used in) operating activities	$25,977	$(850,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Escrow return for purchase of properties	-	(50,000)
Net cash used in investing activities	$-	$(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	-	3,000,000
Redemption of redeemable non-controlling interests	-	(2,479,299)
Repayment on other payable - related party	(452,460)	(325,000)
Mortgage loan repayments	(319,778)	(151,627)
Equity issuance costs	(61,938)	-
Insurance financing borrowings	400,889	352,307
Insurance financing repayments	(68,533)	(60,628)
Distribution on non-controlling interests	(270,677)	(118,661)
Dividends paid on preferred stock	(190,000)	-
Dividends paid on common stock	(525,106)	(297,479)
Net cash used in financing activities	$(1,487,603)	$(80,387)

Net decrease in cash and cash equivalents	$(1,461,626)	$(981,351)
Cash and cash equivalents and restricted cash - beginning of period	3,151,946	3,752,996
Cash and cash equivalents and restricted cash - end of period	$1,690,320	$2,771,645

CASH TRANSACTIONS
Interest paid	$1,247,442	$469,191
NON-CASH TRANSACTIONS
Conversion of Preferred Stock into Common Stock	$11,637,616	$-
Stock issued for cashless exercise of Investor Warrants	$46	$106
Deferred distribution on redeemable non-controlling interests	$685,873	$16,305

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of March 31, 2024, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 26 properties.

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

For the three months ended March 31, 2024, the Company generated positive operating cash flows of $25,977 and had cash on hand of $1.7 million as of March 31, 2024. Two secured mortgage loans which have a principal balance of $7.3 million and $4.5 million as of March 31, 2024 will mature on September 30, 2024 and October 23, 2024, respectively. Our current and anticipated liquidity is less than the principal balance of these obligations. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan to improve the Company’s liquidity and profitability, which includes a plan to refinance these two mortgage loans at maturity. The Company has been engaged in active conversations with the current lender on a refinance. There is no assurance that the Company will be successful in obtaining such refinance on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. The failure of the Company to refinance on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

	As of March 31,	As of December 31,
	2024	2023
Cash and cash equivalents	$1,655,820	$3,117,446
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$1,690,320	$3,151,946

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes $189,708 and $280,332 of prepaid rent as of March 31, 2024 and December 31, 2023, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectability exists with respect to any tenant changes, the Company would recognize an adjustment to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three months ended March 31, 2024 or 2023.

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

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally 5 to 9 years. Tenant improvements are amortized over the lease terms of the tenants, which is generally between 2 and 10 years, with two tenant improvements amortized over 27 years.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. An impairment loss of approximately $1.06 million was recognized during the three months ended March 31, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024. There were no impairments in the Company's investments in real estate during the three months ended March 31, 2023.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when certain criteria have been met, and management believes it is probable that the disposition will occur within one year. Properties are held for sale for a period longer than one year if events or circumstances out of the Company's control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell, and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Properties that do not meet the held for sale criteria are accounted for as operating properties.

The Company executed a contract to sell the property located at 15091 SW Alabama, Huntsville, AL for $6.15 million in March 2024 and as of the reporting date is engaged in due diligence with the buyer. The property's sale is anticipated to close within the next quarter. As such, the Company has reclassified the asset to Held for sale assets net of the costs of sales at a carrying value of approximately $5.75 million and recorded an impairment loss of approximately $1.06 million.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three months ended March 31, 2024 and 2023.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of March 31, 2024 or 2023. At March 31, 2024, the Company's tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. As of the three months ended March 31, 2024 and 2023, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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
•
Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company's own assumptions, as there is little, if any, related market activity. The Company also re-measures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods if a re-measurement event occurs. See Derivative Financial Instruments in Note 10 for additional information on the Company's fair value measurements.

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2024	2023
In-place leases	$8,269,790	$8,914,075
Accumulated amortization	(2,164,845)	(2,411,802)
In-place leases, net	$6,104,945	$6,502,273

The amortization for in-place leases for the three months ended March 31, 2024 and 2023 was $397,328 and $135,563, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of March 31,
2024
2024 (9 months remaining)	$1,031,892
2025	1,320,791
2026	1,219,556
2027	834,926
2028	644,063
Thereafter	1,053,717
$6,104,945

Above-market leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2024	2023
Above-market leases	$1,657,256	$1,657,256
Accumulated amortization	(271,555)	(169,784)
Above-market leases, net	$1,385,701	$1,487,472

The amortization for above-market leases for the three months ended March 31, 2024 and 2023 was $101,771 and $0, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of March 31,
2024
2024 (9 months remaining)	$305,349
2025	407,132
2026	380,084
2027	161,539
2028	104,443
Thereafter	27,262
$1,385,701

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of March 31,	As of December 31,
	2024	2023
Acquired lessor lease intangible liabilities	$1,304,309	$1,304,309
Accumulated accretion to rental income	(365,734)	(331,932)
Acquired lessor lease intangible liabilities, net	$938,575	$972,377

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(1,507)	(1,324)
Acquired lessee lease intangible liabilities, net	$43,700	$43,883

The amortization for acquired lessor lease intangible liabilities for the three months ended March 31, 2024 and 2023 was $33,802 and $26,114, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2024
2024 (9 months remaining)	102,364
2025	135,543
2026	119,262
2027	110,322
2028	109,706
Thereafter	361,378
$938,575

The amortization for acquired lessee lease intangible liabilities for the three months ended March 31, 2024 and 2023 was $183 and $183, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2024
2024 (9 months remaining)	$549
2025	732
2026	732
2027	732
2028	732
Thereafter	40,223
$43,700

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income three months ended March 31, 2024 and 2023:

	2024	2023
Rental income
Fixed and in-substance fixed lease income	$1,949,206	$1,203,924
Variable lease income	388,729	79,821
Other related lease income, net:
Amortization of above- and below-market leases, net	(67,969)	26,114
Straight line rent revenue	4,764	16,848
Total rental income	$2,274,730	$1,326,707

For the three months ended March 31, 2024 and 2023, we had four tenants that each account for more than 10% of our rental revenue as indicated below:

	2024	2023
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	16%	23%
Pre-K - San Antonio, TX	14%	N/A
Dollar General - multiple locations	13%	N/A
PRA Holdings, Inc. - Norfolk, VA	<10%	16%
Pratt & Whitney Automation, Inc. - Huntsville, AL	<10%	15%
Kohl's Corporation - Tucson, AZ	<10%	17%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of March 31,
2024
2024 (9 months remaining)	$6,219,257
2025	8,164,467
2026	7,877,077
2027	6,264,047
2028	4,815,997
Thereafter	11,204,220
$44,545,065

On March 29, 2024, the Company executed a 10-year lease, with two five-year renewal options, with Armed Services YMCA for the use of approximately 35,000 square feet on the property located at 2510 Walmer Avenue, Norfolk, Virginia. Rent commenced on May 1, 2024 under the contracted twelve month tenant improvement period of twelve months at a reduced fixed base rent of approximately $23,000 per month. Base rent increases to a fixed rate of approximately $34,000 per month in month 13 and escalates annually at approximately 2.5%.

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended March 31, 2024 and 2023, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $60,244 and $58,175 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of March 31, 2024 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of March 31, 2024.

As of March 31,
2024
2024 (9 months remaining)	183,058
2025	245,111
2026	245,111
2027	245,111
2028	245,111
Thereafter	21,575,533
Total undiscounted liability	$22,739,035
Present value discount	(16,311,996)
Lease liability	$6,427,039
Discount rate	4.58%
Term Remaining	60 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of March 31, 2024.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. In accordance with the Redemption Agreement the Company has made payments of $1,554,920 to date, reducing the current balance of the other payable - related party to $1,357,380 as of March 31, 2024. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. In the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of March 31, 2024.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $1,288,726 as of March 31, 2024.

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

Following these transactions as of March 31, 2024, the Company owned 95.3% of the common units in the Operating Partnership and outside investors owned 4.7%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three months ended March 31, 2024 and 2023:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interests	3,000,000	-	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	-	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(19,336)	-	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	19,336	-	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$-	$6,326,737	$437,283
Balance, December 31, 2023	$3,000,000	$-	$-	$1,109,570	$-	$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(9,705)	(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	-	-	18,157	9,705	873,344	953,706	(7,582)
Balance, Match 31, 2024	$3,000,000	$-	$-	$1,109,570	$-	$15,388,726	$19,498,296	$395,705

Note 7 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 2,400,000 were designated as Series A Preferred Stock. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors. In January 2024, the Company redeemed all 2,400,000 shares of its Series A Preferred Stock from its preferred shareholders, Modiv and their affiliates, and exchanged them for 2,794,597 shares of common stock.

Issuance of Equity Securities

For the three months ended March 31, 2024, the Company recorded approximately $27,946 to common stock and $11,609,670 to additional paid-in capital related to the redemption and exchange of all 2,400,000 shares of the Series A Preferred Stock shares for 2,794,597 common stock shares. Additionally, the Company recorded approximately $61,938 of stock issuance costs to additional paid-in capital for registration and legal counsel costs incurred to issue the new common stock shares exchanged for the Series A Preferred Stock shares.

In January 2024, the Company declared and paid final preferred stock dividends of $95,000 to holders of its Series A Preferred Stock shares. In January 2024, the Company also paid another $95,000 dividend declared in December 2023 and accrued as of December 31, 2023.

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

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the Three months ended March 31, 2024, 45,510 Investor Warrants were exercised on a cashless basis resulting in the issuance of 4,551 shares of common stock. During the three months ended March 31, 2023, 106,480 Investor Warrants were exercised on a cashless basis resulting in the issuance of 10,648 shares of common stock. See Note 11 Subsequent Events for Investor Warrants exercised after March 31, 2024.

Representative Warrants

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

The Company has 852,690 and 996,420 warrants outstanding and exercisable as of March 31, 2024 and March 31, 2023, respectively, as summarized below. Investor Warrants issued on September 8 and 30, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of March 31,
Issue Date	2024
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	437,840
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
852,690

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(45,510)	10.00
As of March 31, 2024	852,690	$11.61	2.5

Warrants exercisable	852,690	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(106,480)	10.00
As of March 31, 2023	996,420	$11.38	3.5

Warrants exercisable	996,420	$11.38	3.5

There was no intrinsic value for the warrants as of March 31, 2024 or March 31, 2023.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of March 31, 2024, 158,840 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the three months ended March 31, 2024 and 2023:

	2024	2023
Number of Shares Outstanding at beginning of period	91,516	58,502
Restricted Shares Issued	-	98,593
Restricted Shares Vested	(34,888)	(45,857)
Number of Shares Outstanding at end of period	56,628	111,238

The Company recorded stock based compensation expense of $94,935 and $90,648 during the three months ended March 31, 2024 and 2023, respectively.

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

The following is a summary of monthly distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
January 3, 2024	March 15, 2024	$0.039
January 3, 2024	February 14, 2024	$0.039
January 3, 2024	January 15, 2024	$0.039
October 3, 2023	December 15, 2023	$0.039
October 3, 2023	November 15, 2023	$0.039
October 3, 2023	October 15, 2023	$0.039
July 3, 2023	September 15, 2023	$0.039
July 3, 2023	August 15, 2023	$0.039
July 3, 2023	July 15, 2023	$0.039
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039
January 3, 2023	February 15, 2023	$0.039
January 3, 2023	January 15, 2023	$0.039

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of March 31, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	3/31/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,705,459	$10,757,239	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,281,369	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,520,121	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,278,844	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	908,118	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	908,118	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,053,584	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,495,997	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,688,781	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,269,241	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,878,651	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,394,286	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,409,212	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	630,086	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	551,698	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	720,382	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	562,612	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	619,171	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	528,876	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	551,698	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	641,993	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,927,172	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,282,995	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,015,430	3,027,958	1.50
		$60,550,913					$57,823,894	$58,143,672
						Less Debt Discount, net	(383,446)	(383,767)
						Less Debt Issuance Costs, net	$(895,136)	$(942,595)
							56,545,312	56,817,310

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

The Company amortized debt issuance costs and debt discount during the three months ended March 31, 2024 and 2023 to interest expense of approximately $47,780 and $28,865, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2024 and 2023.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2024, the Company was in compliance with all covenants with the exception of one project level DSCR covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan document, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and will restore the property to full occupancy upon commencement on May 1, 2024.

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

The Company’s President and CEO also has personally guaranteed the repayment of the $10.7 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.8 million. During the three months ended March 31, 2024 and 2023 the Company incurred a guaranty fee expense to the Company's CEO of $97,898 and 60,493, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024 of which $96,360 remained unamortized and is included in Prepaid guaranty fees – related party on the Consolidated Balance Sheets as of March 31, 2024.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $1,554,920 as of March 31, 2024 with a remaining balance of $1,357,380 and $1,809,840 outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2024
2024 (9 months remaining)	12,459,324	1,357,380	-	13,816,704
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	21,086,357	-	-	21,086,357
	$57,823,894	$1,357,380	$5,500,000	$64,681,274

Note 9 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $1,554,920 with a remaining balance of $1,357,380 outstanding as of March 31, 2024. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of March 31, 2024.

During the three months ended March 31, 2024 and 2023 the Company incurred a guaranty fee expense to the Company's CEO of $97,898 and 60,493, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024 of which $96,360 remained unamortized and is included in Prepaid guaranty fees – related party on the Consolidated Balance Sheets as of March 31, 2024. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

Note 10 – Derivative Financial Instruments and Fair Value Measurements

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in Gain on derivative valuation, net for $380,550 for the three months ended March 31, 2024. As of March 31, 2024, the Company recognized a Derivative Liability of $169,942 and derivative asset of $148,710, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,655,820	$1,655,820	$3,117,446	$3,117,446
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	148,710	148,710	135,642	135,642

Financial liabilities:
Interest rate swaps	169,942	169,942	537,424	537,424

Note 11 – Subsequent Events

On April 4, 2024 and May 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2024 and May 15, 2024, respectively. April distributions were paid on May 1, 2024 and we anticipate May distributions to be paid on or around May 31, 2024. The Operating Partnership common unit holders received the same distribution.

Subsequent to March 31, 2024 but before the filing of this Quarterly Report on Form 10-Q, 23,000 Investor Warrants were exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant, as the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq was below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days as of the date the Investor Warrants became exercisable. As such, 2,300 shares of common stock were issued upon exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the risk factors listed from time to time in our reports with the Securities and Exchange Commission, including, in particular, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of March 31, 2024:

•
Creditworthy Tenants. Approximately 65% of our portfolio’s annualized base rent ("ABR") as of March 31, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, EXP Services, and Kohl’s Corporation and contributed approximately 63% of our portfolio’s annualized base rent.
•
% Leased. Our portfolio is 93% leased and occupied.
•
Contractual Rent Growth. Approximately 91% of the leases in our current portfolio (based on ABR as of March 31, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is 14.75.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of March 31, 2024:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (5)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	2.0	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	3.9	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	VACANT (4)	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	49,902	General Services Administration-Navy(7)	AA+	4.5	N/A	Yes	$926,923	$18.57
Office	Norfolk, VA	22,247	VACANT(7)	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	3.4	1 x 5	Yes	$765,136	$21.96
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	4.3	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	4.9	1 x 5	Yes	$161,346	$21.39
Office	Plant City, FL	7,826	Irby Construction	BBB-	0.8	2 x 5	Yes	$170,865	$21.83
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	3.0	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	2.6	2 x 5	Yes	$228,902	$20.91
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	2.9	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB	5.8	7 x 5	Yes	$823,962	$9.32
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	5.3	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	4.3	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	6.3	3 x 5	Yes	$86,040	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	11.2	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	6.3	3 x 5	Yes	$112,440	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	11.2	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	6.5	3 x 5	Yes	$92,964	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	6.3	3 x 5	Yes	$85,920	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	6.6	3 x 5	Yes	$86,004	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	1.3	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	2.7	1 x 5	Yes	$835,346	$25.22
Office	Vacaville, CA	11,014	General Services Administration	AA+	2.4	N/A	No	$343,665	$31.20
Retail	Santa Maria, CA	14,490	Walgreens (6)	BBB	8.0	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	3.6	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		539,827						$7,962,770	$14.75
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of March 31, 2024. Our leases do not include tenant concessions or abatements.
(3)
Tenant has the right to terminate the lease on August 31, 2024 subject to certain conditions.
(4)
Tenant terminated the lease and vacated on January 31, 2024.
(5)
Includes rent escalations available from lease renewal options.
(6)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(7)
Two tenants occupy this single property. New lease executed for the vacant unit, effective May 1, 2024.

Distributions

From inception through March 31, 2024, we have distributed $4,397,141 to common stockholders.

Recent Developments

On April 4, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2024. April distributions were paid on May 1, 2024 and we anticipate May distributions to be paid on or around May 31, 2024. The Operating Partnership common unit holders receive the same distribution.

Results of Operations

Operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Revenue

During the three months ended March 31, 2024, total revenue from operations was 2,433,173 as compared to $1,337,039 for the three months ended March 31, 2023. Revenue increased by $1,096,134 during the three months ended March 31, 2024 compared with the three months ended March 31, 2023 driven by the integration of the acquired 13 property portfolio from Modiv.

Operating Expenses

During the three months ended March 31, 2024, we incurred total operating expenses of $3,633,825 as compared to $2,035,794 for the three months ended March 31, 2023. Operating expenses increased by $1,598,031 as follows:

	Three months ended March 31,
	2024	2023	Change
General and administrative expense	$449,797	$344,147	$105,650
Building expenses	654,667	313,600	341,067
Depreciation and amortization	1,226,605	557,550	669,055
Interest expense, net	1,020,741	469,210	551,531
Compensation costs	282,015	351,287	(69,272)
Total expenses	$3,633,825	$2,035,794	$1,598,031
•
General, administrative and organizational costs increased by $105,650 driven by an increase in accounting, audit and tax fees during the three months ended March 31, 2024.
•
Building expenses increased by $341,067 due to an overall increase driven by the integration of the acquired 13 property portfolio from Modiv in August 2023 compared the portfolio in operation during the three months ended March 31, 2023.
•
Depreciation and amortization increased by $669,055 driven by the integration of the since acquired 13 property portfolio from Modiv compared the portfolio in operation during the three months ended March 31, 2023.
•
Interest expense, net increased by $551,531 driven by the incremental interest expense of approximately $390,000 for the three months ended March 31, 2024, due to Company's borrowing of approximately $21 million of mortgage debt secured by the acquired 13 property portfolio. An additional incremental increase is the result of the guaranty fee expense to the Company's CEO of $97,898 recorded to interest expense during the three months ended March 31, 2024. Guaranty fee expense incurred during the three months ended March 31, 2023 was $60,493.
•
Compensation costs decreased by $69,272 primarily due to savings in salary expense and for accounting and administrative staff.

Net loss

During the three months ended March 31, 2024 and 2023, we generated a net loss of $1,879,096 and $1,190,353, respectively.

Other expense

During the three months ended March 31, 2024 and 2023, we accrued $0 and $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.

Net income attributable to non-controlling interests

During the three months ended March 31, 2024 and 2023, net income attributable to non-controlling interest was $946,124 and $127,214, respectively. The variance is attributable to additional redeemable non-controlling interests established during the second half of fiscal year 2023 to facilitate acquisitions, namely the acquisition of the 13 property Modiv portfolio in August 2023.

Net loss attributable to common shareholders

During the three months ended March 31, 2024 and 2023, we generated a net loss attributable to our shareholders of $2,920,220 and $1,317,567, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of March 31, 2024, we had total cash (unrestricted and restricted) of $1,690,320, properties with a gross cost basis of $96,539,788 and outstanding mortgage loans with a principal balance of $57,823,894.

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

Our President and CEO has also personally guaranteed the repayment of the $10.7 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; and vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.8 million.

During the three months ended March 31, 2024, we incurred a guaranty fee expense to our President and CEO of $97,898 recorded to interest expense. A guaranty fee expense of $60,493 incurred during the three months ended March 31, 2023.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has since made installment payments of $1,554,920 to date with a remaining balance of $1,357,380 outstanding as of March 31, 2024.

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

As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan to improve the Company’s liquidity and profitability. Our current and anticipated liquidity is less than the principal balance of these obligations. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to provide sufficient liquidity to meet future funding commitments for at least the next 12 months.

Outstanding mortgage loans payable consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	3/31/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,705,459	$10,757,239	1.25
General Services Administration-Navy & Vacant Unit	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,281,369	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,520,121	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,278,844	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	908,118	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	908,118	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,053,584	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,495,997	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,688,781	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,269,241	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,878,651	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,394,286	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,409,212	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	630,086	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	551,698	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	720,382	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	562,612	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	619,171	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	528,876	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	551,698	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	641,993	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,927,172	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,282,995	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,015,430	3,027,958	1.50
		$60,550,913					$57,823,894	$58,143,672
						Less Debt Discount, net	(383,446)	(383,767)
						Less Debt Issuance Costs, net	$(895,136)	$(942,595)
							56,545,312	56,817,310

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

We amortized debt issuance costs during the three months ended March 31, 2024 and 2023 to interest expense of approximately $47,780 and $28,865, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2024 and 2023.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2024, we were in compliance with all covenants, with the exception of one project level DSCR covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan document, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and will restore the property to full occupancy upon commencement on May 1, 2024.

Minimum required principal payments on our debt as of March 31, 2024 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2024
2024 (9 months remaining)	12,459,324	1,357,380	-	13,816,704
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	21,086,357	-	-	21,086,357
	$57,823,894	$1,357,380	$5,500,000	$64,681,274

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $1,288,726 as of March 31, 2024.

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

Cash from Operating Activities

Net cash provided by operating activities was $25,977 and net cash used in operating activities was $850,964 for the three months ended March 31, 2024 and 2023, respectively. The change is due to the doubling of the number of the Company's income generating assets through the 13 property Modiv acquisition.

Cash from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $0. Net cash used in investing activities was $50,000 during the three months ended March 31, 2023 related to an escrow deposit for a property purchase.

Cash from Financing Activities

Net cash used in financing activities was $1,487,603 and $80,387 for the three months ended March 31, 2024 and 2023, respectively. The change is due to several factors comprising the increase of mortgage principal repayments driven by the Modiv acquisition in August 2023, the increase in distributions to non-controlling interests, and dividend payments on both preferred and common stock.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended March 31,
	2024	2023

Net loss	$(1,879,096)	$(1,190,353)
Other expense	-	506,000
Gain on derivative valuation, net	(380,550)	-
Depreciation and amortization	1,226,605	557,550
Funds From Operations	$(1,033,041)	$(126,803)
Amortization of debt issuance costs	47,780	28,865
Non-cash stock compensation	94,935	90,648
Adjustments to Funds From Operations	142,715	119,513	-
Core Funds From Operations	$(890,326)	$(7,290)

Net loss	$(1,879,096)	$(1,190,353)
Other expense	-	506,000
Gain on derivative valuation, net	(380,550)	-
Depreciation and amortization	1,226,605	557,550
Amortization of debt issuance costs	47,780	28,865
Above and below-market lease amortization, net	67,786	(26,297)
Straight line rent, net	4,764	18,738
Adjustments to net loss	$966,385	$1,084,856
Adjusted Funds From Operations	$(912,711)	$(105,497)

Loss on held for sale asset valuation	$1,058,994	$-
Non-cash stock compensation	94,935	90,648
Adjustments to Adjusted Funds From Operations	$1,153,929	$90,648
Core Adjusted Funds From Operations	$241,218	$(14,849)

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

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our CEO and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management, including our CEO and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: May 20, 2024	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)