Form 10-Q
period 2024-06-30
GENERATION INCOME PROPERTIES, INC.
filed 2024-08-15
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 5,423,188 shares of Common Stock, par value $0.01 per share, outstanding as of August 9, 2024.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets June 30, 2024 (unaudited) and December 31, 2023	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2023 (unaudited)	8
	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

(unaudited)

	As of June 30,	As of December 31,
	2024	2023

Assets
Investments in real estate
Land	$21,236,021	$21,996,902
Building and site improvements	64,800,757	71,621,499
Acquired tenant improvements	2,072,205	2,072,205
Acquired lease intangible assets	9,927,046	10,571,331
Less: accumulated depreciation and amortization	(9,900,184)	(8,855,332)
Net real estate investments	$88,135,845	$97,406,605
Cash and cash equivalents	2,553,234	3,117,446
Restricted cash	34,500	34,500
Deferred rent asset	392,795	1,106,191
Prepaid expenses	367,331	139,941
Prepaid guaranty fees - related party	96,360	-
Accounts receivable	266,834	241,166
Escrow deposits and other assets	775,351	493,393
Held for sale assets	5,750,250	-
Right of use asset, net	6,121,340	6,152,174
Total Assets	$104,493,840	$108,691,416

Liabilities and Equity
Liabilities
Accounts payable	$328,725	$406,772
Accrued expenses	862,986	688,146
Accrued expense - related party	683,347	683,347
Acquired lease intangible liabilities, net	948,290	1,016,260
Insurance payable	260,182	34,966
Deferred rent liability	180,168	260,942
Lease liability, net	6,439,175	6,415,041
Other payable - related party	904,920	1,809,840
Loan payable - related party	5,500,000	5,500,000
Mortgage loans, net of unamortized debt discount of $1,230,802 and $1,326,362 at June 30, 2024 and December 31, 2023, respectively, and debt issuance costs	56,273,271	56,817,310
Derivative liabilities	119,029	537,424
Total liabilities	$72,500,093	$74,170,048

Redeemable Non-Controlling Interests	$22,527,046	$18,812,423

Preferred Stock - Series A Redeemable Preferred stock, net,
$0.01 par value, 2,400,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and 2,400,000 shares issued and outstanding at December 31, 2023 with liquidation preferences of $5 per share	$-	$11,637,616

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,419,855 and 2,620,707 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	54,232	26,207
Additional paid-in capital	29,034,608	18,472,049
Accumulated deficit	(20,015,000)	(14,833,058)
Total Generation Income Properties, Inc. Stockholders' Equity	$9,073,840	$3,665,198

Non-Controlling Interest	$392,861	$406,131
Total equity	$9,466,701	$4,071,329

Total Liabilities and Equity	$104,493,840	$108,691,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Revenue
Rental income	$2,248,382	$1,318,750	$4,523,112	$2,645,457
Other income	10,853	10,128	169,296	20,460
Total revenue	$2,259,235	$1,328,878	$4,692,408	$2,665,917

Expenses
General and administrative expense	$604,656	$358,989	$1,054,453	$703,136
Building expenses	683,627	320,255	1,338,294	633,855
Depreciation and amortization	1,180,232	558,001	2,406,837	1,115,551
Interest expense, net	1,023,140	466,751	2,043,881	935,961
Compensation costs	238,191	282,719	520,206	634,006
Total expenses	$3,729,846	$1,986,715	$7,363,671	$4,022,509
Operating loss	(1,470,611)	(657,837)	(2,671,263)	(1,356,592)
Other expense	-	-	-	(506,000)
Gain on derivative valuation, net	44,996	-	425,546	29,411
Income on investment in tenancy-in-common	-	15,009	-
Dead deal expense	(35,873)	(109,569)	(35,873)	(109,569)
Loss on held for sale asset valuation	0	-	(1,058,994)	-
Net loss	$(1,461,488)	$(752,397)	$(3,340,584)	$(1,942,750)
Less: Net income attributable to non-controlling interests	800,234	129,065	1,746,358	256,279
Net loss attributable to Generation Income Properties, Inc.	$(2,261,722)	$(881,462)	$(5,086,942)	$(2,199,029)
Less: Preferred stock dividends	-	-	95,000	-
Net loss attributable to common shareholders	$(2,261,722)	$(881,462)	$(5,181,942)	$(2,199,029)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,433,833	2,615,471	4,923,004	2,578,678

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.42)	$(0.34)	$(1.05)	$(0.85)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2022	2,501,644	$25,016	$19,307,518	$(8,640,796)	$10,691,738	$445,035	$11,136,773	$-	$5,789,731
Restricted stock compensation	98,593	986	89,662	-	90,648	-	90,648	-	-
Cashless exercise of warrants	10,648	106	(106)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(115,817)
Dividends paid on common stock	-	-	(297,479)	-	(297,479)	-	(297,479)	-	-
Net (loss) income for the quarter	-	-	-	(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	-	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595	$(9,958,363)	$9,167,340	$437,283	$9,604,623	$-	$6,326,737
Restricted stock compensation	-	-	77,039	-	77,039	-	77,039	-	-
Cashless exercise of warrants	6,653	67	(67)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(126,998)
Dividends paid on common stock	-	-	(305,991)	-	(305,991)	-	(305,991)	-	-
Net (loss) income for the quarter	-	-	-	(881,462)	(881,462)	(14,238)	(895,700)	-	143,303
Balance, June 30, 2023	2,617,538	$26,175	$18,870,576	$(10,839,825)	$8,056,926	$420,201	$8,477,127	$-	$6,343,042

Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(15,450)	-	(15,450)	-	(15,450)	-	-
Cashless exercise of warrants	3,333	33	(33)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	2,500,000
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(271,090)
Dividends paid on common stock	-	-	(634,407)	-	(634,407)	-	(634,407)	-	-
Net (loss) income for the period	-	-	-	(2,261,722)	(2,261,722)	-	(2,261,722)	-	800,234
Balance, June 30, 2024	5,423,188	54,232	29,034,609	(20,015,000)	9,073,841	392,861	9,466,702	$-	22,527,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,340,584)	$(1,942,750)
Adjustments to reconcile net loss to cash from operating activities
Depreciation of building and site improvements	1,501,860	844,249
Amortization of acquired tenant improvements	161,247	271,302
Amortization of in-place leases	743,731	-
Amortization of above market leases	203,542	-
Amortization of below market leases	(67,604)	(101,989)
Amortization of above market ground lease	(366)	(366)
Amortization of debt issuance costs	95,560	57,730
Restricted stock unit compensation	189,870	167,687
Non-cash ground lease expense	30,834	42,133
Income on investment in tenancy-in-common	-	(29,411)
Dead deal expense	35,873	109,569
Gain on derivative valuation, net	(425,546)	-
Loss on held for sale asset valuation	1,058,994	-
Changes in operating assets and liabilities
Accounts receivable	(25,668)	(29,236)
Escrow and other assets	(274,806)	(1,046)
Deferred rent asset	713,396	(30,731)
Prepaid expenses	(263,263)	(336,070)
Prepaid guaranty fees - related party	(96,360)	-
Accounts payable	191,205	69,394
Accrued expenses	(148,670)	390,983
Lease liability	24,134	9,649
Deferred rent liability	(80,774)	(19,248)
Net cash provided by (used in) operating activities	$226,605	$(528,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	$-	$(14,551)
Prepaid capitalizable deal costs for future property acquisition	-	(174,303)
Net cash used in investing activities	$-	$(188,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	2,500,000	3,000,000
Redemption of redeemable non-controlling interests	-	(2,479,299)
Repayment on other payable - related party	(904,920)	(325,000)
Mortgage loan repayments	(639,599)	(332,760)
Equity issuance costs	(77,421)	-
Escrow deposit to bank for future debt financing	-	(100,000)
Insurance financing borrowings	400,889	352,307
Insurance financing repayments	(175,674)	(159,374)
Distribution on non-controlling interests	(544,611)	(248,503)
Dividends paid on preferred stock	(190,000)	-
Dividends paid on common stock	(1,159,481)	(603,470)
Net cash used in financing activities	$(790,817)	$(896,099)

Net decrease in cash and cash equivalents	$(564,212)	$(1,613,104)
Cash and cash equivalents and restricted cash - beginning of period	3,151,946	3,752,996
Cash and cash equivalents and restricted cash - end of period	$2,587,734	$2,139,892

CASH TRANSACTIONS
Interest paid	$1,252,317	$882,585
NON-CASH TRANSACTIONS
Conversion of Preferred Stock into Common Stock	$11,637,616	$-
Stock issued for cashless exercise of Investor Warrants	$79	$173
Deferred distribution on redeemable non-controlling interests	1,400,835	$32,610

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of June 30, 2024, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 26 properties.

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

For the six months ended June 30, 2024, the Company generated positive operating cash flows of $226,605 and had cash on hand of $2.55 million as of June 30, 2024. Two secured mortgage loans which have a principal balance of $7.2 million and $4.5 million as of June 30, 2024 will mature on September 30, 2024 and October 23, 2024, respectively. Our current and anticipated liquidity is less than the principal balance of these obligations. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan to improve the Company’s liquidity and profitability, which includes a plan to refinance these two mortgage loans at maturity. The Company has been engaged in active conversations with the current lender on a refinance. There is no assurance that the Company will be successful in obtaining such refinance on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. The failure of the Company to refinance on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition. As of the date of this filing, Management has received indicative terms that are favorable to the Company, for both maturing Bayport loans, and expects to close by the end of August 2024.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

The preparation of the consolidated financial statements is in conformity with U.S. GAAP. The Company adopted the calendar year as its basis of reporting. Certain immaterial prior year amounts have been reclassified for consistency with the current period presentation.

Consolidation

The accompanying consolidated financial statements include the accounts of Generation Income Properties, Inc. and the Operating Partnership and all of the direct and indirect wholly owned subsidiaries of the Operating Partnership and the Company’s subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

	As of June 30,	As of December 31,
	2024	2023
Cash and cash equivalents	$2,553,234	$3,117,446
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$2,587,734	$3,151,946

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $199,559 and $280,332 of prepaid rent as of June 30, 2024 and December 31, 2023, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and six months ended June 30, 2024 or 2023.

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

Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements, and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above- or below-market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under Accounting Standards Codification (“ASC”) 805 Business Combinations and to date has concluded that all asset transactions have been asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements, and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place leases are estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of an above- or below-market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above- or below-market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

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

Under ASC 842 Leases, the Company recognizes a lease liability for its ground lease and corresponding right-of-use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the lease liability and resulting right-of-use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the lease liability.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. An impairment loss of approximately $1.06 million was recognized during the three months ended March 31, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024 and remains classified as held for sale as of June 30, 2024. There were no impairments in the Company's investments in real estate during the six months ended June 30, 2023.

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

The Company executed a contract to sell the property located at 15091 SW Alabama, Huntsville, AL for $6.15 million in June 2024, As of the reporting date the transaction has not consummated is a sale and the Company is actively engaged in discussions with other potential buyers. As such, the Company has reclassified the asset to Held for sale assets net of the costs of sales at a carrying value of approximately $5.75 million and recorded an impairment loss of approximately $1.06 million.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and six months ended June 30, 2024 and 2023.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of June 30, 2024 or 2023. At June 30, 2024, the Company's tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260 Earning Per Share, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and six months ended June 30, 2024 and 2023, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2024	2023
In-place leases	$8,269,790	$8,914,075
Accumulated amortization	(2,511,249)	(2,411,802)
In-place leases, net	$5,758,541	$6,502,273

The amortization for in-place leases for the three and six months ended June 30, 2024 and 2023 was $346,403 and $135,739, and 743,731 and 271,302, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2024
2024 (6 months remaining)	$689,796
2025	1,327,537
2026	1,226,285
2027	834,314
2028	632,157
Thereafter	1,048,453
$5,758,542

Above-market leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2024	2023
Above-market leases	$1,657,256	$1,657,256
Accumulated amortization	(373,326)	(169,784)
Above-market leases, net	$1,283,931	$1,487,472

The amortization for above-market leases for the three and six months ended June 30, 2024 and 2023 was $101,771 and $0, and $203,542 and $0, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2024
2024 (6 months remaining)	$203,542
2025	407,083
2026	380,037
2027	161,539
2028	104,334
Thereafter	27,396
$1,283,931

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of June 30,	As of December 31,
	2024	2023
Acquired lessor lease intangible liabilities	$1,304,309	$1,304,309
Accumulated accretion to rental income	(399,536)	(331,932)
Acquired lessor lease intangible liabilities, net	$904,773	$972,377

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(1,690)	(1,324)
Acquired lessee lease intangible liabilities, net	$43,517	$43,883

The amortization for acquired lessor lease intangible liabilities for the three and six months ended June 30, 2024 and 2023 was $33,802 and $26,114, and $67,604 and $52,228, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2024
2024 (6 months remaining)	68,322
2025	135,543
2026	119,262
2027	110,322
2028	109,706
Thereafter	361,618
$904,773

The amortization for acquired lessee lease intangible liabilities for the three and six months ended June 30, 2024 and 2023 was $183 and $366, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2024
2024 (6 months remaining)	$366
2025	732
2026	732
2027	732
2028	732
Thereafter	40,223
$43,517

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the six months ended June 30, 2024 and 2023:

	2024	2023
Rental income
Fixed and in-substance fixed lease income	$3,891,804	$1,203,924
Variable lease income	735,963	79,821
Other related lease income, net:
Amortization of above- and below-market leases, net	(135,938)	26,114
Straight line rent revenue	31,283	16,848
Total rental income	$4,523,112	$1,326,707

For the six months ended June 30, 2024 and 2023, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2024	2023
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	13%	23%
Pre-K - San Antonio, TX	12%	N/A
Kohl's Corporation - Tucson, AZ	11%	17%
exp U.S. Services - Maitland, FL	11%	N/A
PRA Holdings, Inc. - Norfolk, VA	10%	16%
Pratt & Whitney Automation, Inc. - Huntsville, AL	N/A	15%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of June 30,
2024
2024 (6 months remaining)	$12,255,593
2025	8,164,467
2026	7,877,077
2027	6,264,047
2028	4,815,997
Thereafter	11,204,220
$50,581,401

On March 29, 2024, the Company executed a 10-year lease, with two five-year renewal options, with Armed Services YMCA for the use of approximately 35,000 square feet on the property located at 2510 Walmer Avenue, Norfolk, Virginia. Rent commenced on May 1, 2024 under the contracted twelve month tenant improvement period at a reduced fixed base rent of approximately $23,000 per month. Base rent increases to a fixed rate of approximately $34,000 per month in month 13 and escalates annually at approximately 2.5%.

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended June 30, 2024 and 2023 and $187,524 and $187,524 for the six months ended June 30, 2024 and 2023, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $58,175 for the six months ended June 30, 2024 and 2023, respectively, and $121,521 and $116,350 for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of June 30, 2024 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of June 30, 2024.

As of June 30,
2024
2024 (6 months remaining)	122,039
2025	245,111
2026	245,111
2027	245,111
2028	245,111
Thereafter	21,575,533
Total undiscounted liability	$22,678,016
Present value discount	(16,239,359)
Lease liability	$6,439,175
Discount rate	4.58%
Term Remaining	60 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of June 30, 2024.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. In accordance with the Redemption Agreement the Company has made payments of $904,920 to date, reducing the current balance of the other payable - related party to $2,007,380 as of June 30, 2024. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. In the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of June 30, 2024.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $1,817,478 as of June 30, 2024.

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

Following these transactions as of June 30, 2024, the Company owned 95.3% of the common units in the Operating Partnership and outside investors owned 4.7%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and six months ended June 30, 2024 and 2023:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	Greenwal L.C.	Riverside Crossing L.C.	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$2,479,299	$-	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interests	3,000,000	-	-	-	-	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	-	(2,479,299)	-	-	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(14,562)	(4,774)	(19,336)	-	-	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	14,562	4,774	19,336	-	-	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$-	$-	$-	$-	$6,326,737	$437,283
Distribution on Non-Controlling Interests	(63,606)	(19,000)	(13,000)	(18,157)	(9,963)	(3,272)	(13,235)	-	-	(126,998)	(2,844)
Net income (loss) for the quarter	63,606	28,681	19,624	18,157	9,963	3,272	13,235	-	-	143,303	(14,238)
Balance, June 30, 2023	$3,500,000	$1,034,110	$699,362	$1,109,570	$-	$-	$-	$-	$-	$6,343,042	$420,201
Balance, December 31, 2023	$3,000,000	$-	$-	$1,109,570	$-	$-	$-	$-	$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(7,306)	(2,399)	(9,705)	-	(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	-	-	18,157	7,306	2,399	9,705	-	873,344	953,706	(7,582)
Balance, March 31, 2024	$3,000,000	$-	$-	$1,109,570	$-	$-	$-	$-	$15,388,726	$19,498,296	$395,705
Issuance of Redeemable Non-Controlling Interests	$-	$-	$-	$-	$-	$-	-	$2,500,000	$-	2,500,000	$-

Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(5,979)	(1,963)	(7,942)	-	(192,491)	(271,090)	(2,844)
Net income (loss) for the quarter	$52,500	-	-	18,157	5,979	1,963	7,942	-	721,635	800,234
Balance, June 30, 2024	$3,000,000	$-	$-	$1,109,570	$-	$-	$-	$2,500,000	$15,917,870	$22,527,440	$392,861

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

In January 2024, the Company declared and paid final preferred stock dividends of $95,000 to holders of its Series A Preferred Stock shares. In January 2024, the Company also paid another $95,000 dividend on the Series A Preferred Stock declared in December 2023 and accrued as of December 31, 2023.

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption orice to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

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

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the Six months ended June 30, 2024, 45,510 Investor Warrants were exercised on a cashless basis resulting in the issuance of 4,551 shares of common stock. During the three months ended March 31, 2023, 106,480 Investor Warrants were exercised on a cashless basis resulting in the issuance of 10,648 shares of common stock. See Note 11 Subsequent Events for Investor Warrants exercised after June 30, 2024.

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

The Company has 819,360 and 929,890 warrants outstanding and exercisable as of June 30, 2024 and June 30, 2023, respectively, as summarized below. Investor Warrants issued on September 8 and 30, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of June 30,
Issue Date	2024
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of June 30, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(173,010)	10.00
As of June 30, 2023	929,890	$11.38	3.2

Warrants exercisable	929,890	$11.38	3.2

There was no intrinsic value for the warrants as of June 30, 2024 or 2023.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of June 30, 2024, 158,840 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

The following is a summary of restricted shares for the six months ended June 30, 2024 and 2023:

	2024	2023
Number of Shares Outstanding at beginning of period	91,516	58,502
Restricted Shares Issued	-	98,593
Restricted Shares Vested	(43,364)	(46,213)
Number of Shares Outstanding at end of period	48,152	110,882

On June 15, 2024, the Company issued restricted stock units with respect to an aggregate of 61,275 shares of common stock to non-employee directors of the Company, excluding the Chairman of the Board, David Sobelman.

The Company recorded stock based compensation expense of $94,935 and $77,039 and $189,870 and $167,687 during the three and six months ended June 30, 2024 and 2023, respectively.

Cash Distributions

While the Company is under no obligation to do so, the Company has historically declared and paid distributions to its common stockholders and Operating Partnership unit holders, provided that On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company’s regular dividend, commencing with the monthly dividends that would have been paid in July 2024.

The issuance of future distributions will be determined by the Company's board of directors based on the Company's financial condition and such other factors as the Company's board of directors deems relevant. The Company has not established a minimum distribution, and the Company's charter does not require that the Company issue distributions to its stockholders other than as necessary to meet REIT qualification standards.

The following is a summary of monthly distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
June 3, 2024	June 15, 2024	$0.039
May 3, 2024	May 15, 2024	$0.039
April 4, 2024	April 15, 2024	$0.039
January 3, 2024	March 15, 2024	$0.039
January 3, 2024	February 14, 2024	$0.039
January 3, 2024	January 15, 2024	$0.039
October 3, 2023	December 15, 2023	$0.039
October 3, 2023	November 15, 2023	$0.039
October 3, 2023	October 15, 2023	$0.039
July 3, 2023	September 15, 2023	$0.039
July 3, 2023	August 15, 2023	$0.039
July 3, 2023	July 15, 2023	$0.039
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of June 30, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	6/30/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,654,362	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,222,016	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,476,616	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,270,948	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	902,626	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	902,626	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,040,980	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,480,903	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,678,568	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,261,565	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,853,317	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,370,194	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,400,191	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	627,727	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	549,632	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	717,685	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	560,506	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	616,853	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	526,895	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	549,632	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	639,590	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,916,213	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,278,191	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,006,170	3,027,958	1.50
		$60,550,913					$57,504,006	$58,143,672
						Less Debt Discount, net	(383,446)	(383,767)
						Less Debt Issuance Costs, net	$(847,356)	$(942,595)
							56,273,204	56,817,310

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(e) One loan in the amount of $21.0 million secured by 13 properties and allocated to each property at the date of acquisition based on each property's appraised value.

The Company amortized debt issuance costs and debt discount during the three and six months ended June 30, 2024 and 2023 to interest expense of approximately $47,780, $28,865, and $95,560 and $57,730, respectively. The Company did not pay any debt issuance costs during the six months ended June 30, 2024 and 2023.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2024, the Company was in compliance with all covenants with the exception of one project level DSCR covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan document, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and the the property has been restored to full occupancy as of May 1, 2024.

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

On August 10, 2023, GIP13, LLC, a Delaware limited liability company and wholly owned subsidiary of GIP SPE ("GIP Borrower"), entered into a Loan Agreement with Valley Bank pursuant to which Valley Bank made a loan to the Company in the amount of $21.0 million to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. However, the Company entered into an interest rate swap to fix the interest rate at 7.47% per annum. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. The loan may generally be prepaid at any time without penalty in whole or in part, provided that there is no return of loan fees and prepaid financing fees. The loan is secured by first mortgages and assignments of rents in the properties comprising the Modiv Portfolio and eight other properties held by subsidiaries of GIP SPE that had outstanding loans with Valley. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries of the Company that hold the properties that comprise the Modiv Portfolio. The loan agreement also provides for customary events of default and other customary affirmative and negative covenants that are applicable to GIP Borrower and its subsidiaries, including reporting covenants and restrictions on investments, additional indebtedness, liens, sales of properties, certain mergers, and certain management changes. The Company's President and CEO also entered into a personal, full recourse guarantee with a $7,500,000 cap.

The Company’s President and CEO also has personally guaranteed the repayment of the $10.7 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.7 million. During the three and six months ended June 30, 2024 and 2023, the Company incurred a guaranty fee expense to the Company's CEO of $96,360 and $55,652 and $192,712 and $116,145, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024 and was fully amortized with a balance of $0 in Prepaid guaranty fees – related party on the Consolidated Balance Sheets as of June 30, 2024.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $2,007,380 as of June 30, 2024 with a remaining balance of $904,920 and $1,809,840 outstanding as of June 30, 2024 and December 31, 2023, respectively.

On October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 with a maturity of October 14,

2024, and bearing a fixed interest rate of 9% with simple interest payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2024
2024 (6 months remaining)	12,459,324	904,920	-	13,364,244
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	20,766,469	-	-	20,766,469
	$57,504,006	$904,920	$5,500,000	$63,908,926

Note 9 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $2,007,380 with a remaining balance of $904,920 outstanding as of June 30, 2024. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

As disclosed previously, on October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 with a maturity of October 14, 2024, and bearing a fixed interest rate of 9% with simple interest payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note.

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of June 30, 2024.

During the three and six months ended June 30, 2024 and 2023 the Company incurred a guaranty fee expense to the Company's CEO of $96,360 and $55,652 and $192,712 and $116,145, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024 and was fully amortized with a balance of $0 in Prepaid guaranty fees – related party on the Consolidated Balance Sheets as of June 30, 2024. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

Note 10 – Derivative Financial Instruments and Fair Value Measurements

On August 10, 2023, as previously disclosed, the Company entered into a loan agreement for $21.0 million and corresponding swap agreement with the same notional amount to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. On the same date, the Company entered into corresponding swap agreement, fixing the interest rate at 7.47% per annum through the contract's termination in August 2028.

In November 2020, the Company entered into a $1.3 million loan agreement and corresponding swap agreement with the same notional amount to support project financing. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 2.75%, with interest payable monthly after each 30-day interest period through the contract's termination in August 2028. The interest swap fixed the interest rate at 3.72% per annum.

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in Gain on derivative valuation, net for $44,996 and $425,546 for the three and six months ended June 30, 2024 and $0 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company recognized a Derivative Liability of $119,029 and derivative asset of $142,793, which was included in Escrow Deposits and Other assets on the face of the balance sheet. The Company does not use derivatives for speculative purposes

The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Certain inputs, which are material to the value, are considered Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our financial instruments are as follows:

FN 12 Fair Value

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,553,234	$2,553,234	$3,117,446	$3,117,446
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	142,793	142,793	135,642	135,642

Financial liabilities:
Interest rate swaps	119,029	119,029	537,424	537,424

Note 11 – Subsequent Events

On July 3, 2024 we announced that our Board of Directors had voted to suspend the Company's dividend for shareholder of record of our common stock.

On July 19, 2024, Generation Income Properties, Inc. (the “Company”) determined that MaloneBailey LLP (“MaloneBailey”) would no longer serve as the Company’s independent registered public accounting firm and would be dismissed effective as of July 19, 2024. The decision to change independent registered public accounting firms was approved by the Board of Directors and the Audit Committee of the Company on July 19, 2024.

On July 19, 2024, the Board of the Company ratified the appointment of CohnReznick LLP (“CohnReznick”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

On July 24, 2024, Generation Income Properties L.P. (the “Operating Partnership”), the operating partnership of Generation Income Properties, Inc. (the “Company”), entered into a Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “LPA Amendment”), pursuant to which the Company, as the general partner of the Operating Partnership, issued partnership interests to LMB Owenton I LLC (“Contributor”) in the form of Series B-1 Preferred Units (the “Series B-1 Preferred Units”).

Also on July 24, 2024, the Operating Partnership and the Contributor entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) pursuant to which the Contributor contributed 155,185 Common Units in exchange for 155,185 Series B-1 Preferred Units. If and when determined by the Company, as general partner of the Operating Partnership, in its sole discretion, holders of the Series B-1 Preferred Units will be paid cash distributions in the amount of $0.117 per Series B-1 Preferred Unit per quarter, subject to prior payment of any preferred return on senior preferred units of the Operating Partnership. The Contributor will have the right to cause the Operating Partnership to redeem the Series B-1 Preferred Units after two (2) years for either (i) cash in an amount equal to $7.15 per Series B-1 Preferred Unit or (ii) a number of shares of common stock of the Company equal to the number of Series B-1 Preferred Units being redeemed multiplied by 1.00, plus, in each case, an amount equal to all dividends accrued and unpaid thereon.

On July 25, 2024, the Operating Partnership entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC and

GIPVA 130 Corporate Blvd, LLC to revise the redemption date of Brown Family Enterprises, LLC membership interests from February 8, 2025 to February 8, 2027.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of June 30, 2024:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized base rent ("ABR") as of June 30, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, EXP Services, and Kohl’s Corporation, PRA Holdings, and City of San Antonio contributed approximately 69% of our portfolio’s annualized base rent.
•
% Leased. Our portfolio is 89% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of June 30, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $14.75.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of June 30, 2024:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (5)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	1.8	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	3.7	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	VACANT (4)	N/A	-	N/A	N/A	$-	$-
Office	Norfolk, VA	49,902	General Services Administration-Navy(7)	AA+	4.2	N/A	Yes	$640,742	$12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(7)	N/A	9.8	2 x 5	Yes	$274,380	$12.33
Office	Norfolk, VA	34,847	PRA Holdings, Inc. (3)	BB+	3.2	1 x 5	Yes	$788,091	$22.62
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	4.1	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	4.6	1 x 5	Yes	$100,682	$13.35
Office	Plant City, FL	7,826	Irby Construction	BBB-	0.5	2 x 5	Yes	$176,674	$22.58
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	2.8	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	2.3	2 x 5	Yes	$233,480	$21.33
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	2.7	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB	5.6	7 x 5	Yes	$864,630	$9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	5.1	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	4.1	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	6.0	3 x 5	Yes	$86,041	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	10.9	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	6.1	3 x 5	Yes	$112,439	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	10.9	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	6.3	3 x 5	Yes	$92,961	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	6.0	3 x 5	Yes	$85,924	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	6.3	3 x 5	Yes	$85,998	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	1.1	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	2.4	1 x 5	Yes	$864,583	$26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	2.2	N/A	No	$257,050	$23.34
Retail	Santa Maria, CA	14,490	Walgreens (6)	BBB	7.8	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	3.3	4 x 5	Yes	$366,600	$23.98
Tenants - All Properties		539,827						$7,906,932	$14.65
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of June 30, 2024. Our leases do not include tenant concessions or abatements.
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

Distributions

From inception through June 30, 2024, we have distributed $5,031,549 to common stockholders. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company’s regular dividend, commencing with the monthly dividends that would have been paid in July 2024.

Recent Developments

On April 4, 2024, May 3, 2024, and June 3, 2024, respectively, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of April 15, 2024, May 15, 2024 and June 15, 2024, respectively. Distributions for April, May and June 2024 were paid on April 30, May 30, and June 28, 2024, respectively. The Operating Partnership common unit holders received the same distribution. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company’s regular dividend, commencing with the monthly dividends that would have been paid in July 2024.

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption orice to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

Results of Operations

Operating results for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

Revenue

During the three and six months ended June 30, 2024, total revenue from operations were 2,259,234 and $4,692,407, respectively, as compared to $1,328,878 and 2,665,917 for the three and six months ended June 30, 2023, respectively. Revenue increased by $930,356 and $2,026,490 during the three and six months ended June 30, 2024, respectively, compared with the three and six months ended June 30, 2023. The overall revenue increase was driven by the integration of the 13 property portfolio acquired from Modiv in August 2023.

Operating Expenses

During the three and six months ended June 30, 2024, we incurred total operating expenses of $3,729,846 and $7,363,672, respectively, as compared to $1,986,715 and $4,022,509, respectively, for the three and six months ended June 30, 2023. Operating expenses increased overall by $1,743,131 and $3,341,163, respectively, as follows:

	Three months ended June 30,
	2024	2023	Change
General and administrative expense	$604,656	$358,989	$245,667
Building expenses	683,627	320,255	363,372
Depreciation and amortization	1,180,232	558,001	622,231
Interest expense, net	1,023,140	466,751	556,389
Compensation costs	238,191	282,719	(44,528)
Total expenses	$3,729,846	$1,986,715	$1,743,131

	Six months ended June 30,
	2024	2023	Change
General, administrative and organizational costs	$1,054,453	$703,136	$351,317
Building expenses	1,338,294	633,855	704,439
Depreciation and amortization	2,406,837	1,115,551	1,291,286
Interest expense, net	2,043,881	935,961	1,107,920
Compensation costs	520,206	634,006	(113,800)
Total expenses	$7,363,671	$4,022,509	$3,341,162
•
General, administrative and organizational costs increased by $245,667 and $351,317 driven by an increase in accounting, audit and tax fees during the three and six months ended June 30, 2024, respectively.
•
Building expenses increased by $363,372 and $704,439 during the three and six months ended June 30, 2024, due to an overall increase driven by the integration of the acquired 13 property portfolio from Modiv in August 2023, compared to the portfolio in operation during the three and six months ended June 30, 2023.
•
Depreciation and amortization increased by $622,232 and $1,291,286 during the three and six months ended June 30, 2024, driven by the integration of the since acquired 13 property portfolio from Modiv compared with the portfolio in operation during the three and six months ended June 30, 2023.
•
Interest expense, net increased by $556,389 and $1,107,920 during the three and six months ended June 30, 2024 due to Company's borrowing of approximately $21 million of mortgage debt secured by the acquired 13 property portfolio. An additional incremental increase is the result of the guaranty fee expense to the Company's CEO of $96,360 and $192,712 recorded to interest expense during the three and six months ended June 30, 2024, respectively. Guaranty fee expense incurred and recorded to interest expense during the three and six months ended June 30, 2023 was $55,652 and $116,145, respectively.
•
Compensation costs decreased by $44,528 and $$113,800, respectively, primarily due to savings in salary expense and for accounting and administrative staff.

Net loss

During the three and six months ended June 30, 2024 and 2023, we generated a net loss of $1,461,488 and $752,397 and $3,340,584 and 1,942,750, respectively.

Other expense

During the three months ended June 30, 2024 and 2023, we accrued $0 and $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.

Net income attributable to non-controlling interests

During the three and six months ended June 30, 2024 and 2023, net income attributable to non-controlling interest was $800,234 and $129,065 and $1,746,358 and $256,279, respectively. The variance is attributable to additional redeemable non-controlling interests established during the second half of fiscal year 2023 to facilitate acquisitions, namely the acquisition of the 13 property Modiv portfolio in August 2023.

Net loss attributable to common shareholders

During the three and six months ended June 30, 2024 and 2023, we generated a net loss attributable to our shareholders of $2,261,722 and $881,462 and $5,181,943 and 2,199,029, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of June 30, 2024, we had total cash (unrestricted and restricted) of $2,587,734, properties with a gross cost basis of $96,686,513 and outstanding mortgage loans with a principal balance of $57,504,073.

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

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption orice to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

Our President and CEO has also personally guaranteed the repayment of the $10.7 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; and vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.7 million.

During the three and six months ended June 30, 2024, we incurred a guaranty fee expense to our President and CEO of $96,360 and 192,712, respectively, recorded to interest expense. A guaranty fee expense of $55,652 and $116,145 was incurred during the three and six months ended June 30, 2023, respectively.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded another payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has since made installment payments of $2,007,380 to date with a remaining balance of $904,920 outstanding as of June 30, 2024.

On October 14, 2022, we entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1.5 million that is due on October 14, 2024, and bears a fixed interest rate of 9% with simple interest payable monthly. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC.

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

Outstanding mortgage loans payable consisted of the following as of June 30, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	6/30/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,654,362	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		3.50%		9/30/2024	7,222,016	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		3.50%		10/23/2024	4,476,616	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,270,948	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	902,626	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	902,626	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,040,980	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,480,903	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,678,568	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,261,565	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,853,317	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,370,194	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,400,191	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	627,727	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	549,632	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	717,685	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	560,506	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	616,853	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	526,895	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	549,632	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	639,590	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,916,213	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,278,191	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	3,006,170	3,027,958	1.50
		$60,550,913					$57,504,006	$58,143,672
						Less Debt Discount, net	(383,446)	(383,767)
						Less Debt Issuance Costs, net	$(847,356)	$(942,595)
							56,273,204	56,817,310

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

We amortized debt issuance costs during the three and six months ended June 30, 2024 and 2023 to interest expense of approximately $47,780 and $28,865 and $95,560 and $57,730, respectively. The Company did not pay any debt issuance costs during the six months ended June 30, 2024 and 2023.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2024, we were in compliance with all covenants, with the exception of one project level DSCR covenant for 2510 Walmer Ave. Our Bayport Credit Union loan covenant requires project level, property level and portfolio level DSCR minimum testing. At the project-level, 2510 Walmer Ave tested at a 1.17:1 DSCR, compared with the 1.25:1 project level minimum DSCR, driven by its vacancy since January 2023. According to the governing loan document, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. All other DSCR covenants tested compliant and the lender has indicated no intention of action. Additionally, a new lease was executed for 2510 Walmer Ave. on March 28, 2024 and the the property has been restored to full occupancy as of May 1, 2024.

Minimum required principal payments on our debt as of June 30, 2024 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2024
2024 (6 months remaining)	12,459,324	904,920	-	13,364,244
2025	926,633	-	-	926,633
2026	976,467	-	5,500,000	6,476,467
2027	1,033,322	-	-	1,033,322
2028	21,341,791	-	-	21,341,791
Thereafter	20,766,469	-	-	20,766,469
	$57,504,006	$904,920	$5,500,000	$63,908,926

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $1,817,478 as of June 30, 2024.

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

Cash from Operating Activities

Net cash provided by operating activities was $226,605 and net cash used in operating activities was $528,151 for the six months ended June 30, 2024 and 2023, respectively. The change is due to the doubling of the number of the Company's income generating assets through the 13 property Modiv acquisition.

Cash from Investing Activities

Net cash used in investing activities during the three and six months ended June 30, 2024 was $0. Net cash used in investing activities was $188,854 during the six months ended June 30, 2023 related to an escrow deposit for a property purchase.

Cash from Financing Activities

Net cash used in financing activities was $790,817 and $896,099 for the six months ended June 30, 2024 and 2023, respectively. The change is due to several factors comprising the increase of mortgage principal repayments driven by the Modiv acquisition in August 2023, the increase in distributions to non-controlling interests, and dividend payments on both preferred and common stock.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as GAAP net income or loss adjusted to exclude, net gains from sales of property and adding back real estate depreciation; namely, excluding from net income depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by an entity. We then adjust FFO for non-cash revenues and expenses such as amortization of deferred financing costs, above and below market lease intangible amortization, straight line rent adjustment where the Company is both the lessor and lessee, and non-cash stock compensation to calculate Core AFFO.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(1,461,488)	$(752,397)	$(3,340,584)	$(1,942,750)
Other expense	-	-	-	506,000
Gain on derivative valuation, net	(44,996)	-	(425,546)	-
Depreciation and amortization	1,180,232	558,001	2,406,837	1,115,551
Funds From Operations	$(326,252)	$(194,396)	$(1,359,293)	$(321,199)
Amortization of debt issuance costs	95,560	28,865	95,560	57,730
Non-cash stock compensation	189,870	77,039	189,870	167,687
Adjustments to Funds From Operations	285,430	105,904	285,430	225,417
Core Funds From Operations	$(40,822)	$(88,492)	$(1,073,863)	$(95,782)

Net loss	$(1,461,488)	$(752,397)	$(3,340,584)	$(1,942,750)
Other expense	-	-	-	506,000
Gain on derivative valuation, net	(44,996)	-	(425,546)	-
Depreciation and amortization	1,180,232	558,001	2,406,837	1,115,551
Loss on held for sale asset valuation	-	-	1,058,994	-
Amortization of debt issuance costs	95,560	28,865	95,560	57,730
Above and below-market lease amortization, net	135,572	(76,058)	135,572	(102,355)
Straight line rent, net	31,282	21,703	31,281	40,441
Adjustments to net loss	$1,397,650	$532,511	$3,302,698	$1,617,367
Adjusted Funds From Operations	$(63,838)	$(219,886)	$(37,886)	$(325,383)

Dead deal expense	$35,873	$109,569	$35,873	$-
Non-cash stock compensation	189,870	77,039	189,870	167,687
Adjustments to Adjusted Funds From Operations	$225,743	$186,608	$225,743	$167,687
Core Adjusted Funds From Operations	$161,905	$(33,278)	$187,857	$(157,696)

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

Management, with the participation of our CEO and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our CEO and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.2.3	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 from Form 8-K filed on July 2, 2024).
4.2.4	Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 from Form 8-K filed on July 29, 2024).
4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
10.1	Unit Purchase Agreement, dated June 27, 2024, by and between Generation Income Properties, L.P. and JCWC Funding, LLC (incorporated by reference to Exhibit 10.1 from Form 8-K filed on July 2, 2024).
10.2

Contribution and Exchange Agreement, dated July 24, 2024, by and between Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 from Form 8-K filed on July 29, 2024).

10.3

First Amendment to Second Amended and Restated Limited Liability Company Agreement of 130 Corporate Blvd, LLC, dated July 25, 2024, by and between Generation Income Properties, L.P. and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.3 from Form 8-K filed on July 29, 2024).

10.4

First Amendment to Second Amended and Restated Limited Liability Company Agreement of GIPVA 2510 Walmer Ave, LLC, dated July 25, 2024, by and between Generation Income Properties, L.P. and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.2 from Form 8-K filed on July 29, 2024).

10.5*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: August 13, 2024	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)