Form 10-Q
period 2024-09-30
GENERATION INCOME PROPERTIES, INC.
filed 2024-11-14
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 5,423,188 shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2024.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets September 30, 2024 (unaudited) and December 31, 2023	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	9
	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Assets
Investments in real estate
Land	$23,268,037	$21,996,902
Building and site improvements	67,618,615	71,621,499
Acquired tenant improvements	2,380,920	2,072,205
Acquired lease intangible assets	10,501,756	10,571,331
Less: accumulated depreciation and amortization	(11,070,036)	(8,855,332)
Net real estate investments	92,699,292	97,406,605
Cash and cash equivalents	1,547,110	3,117,446
Restricted cash	34,500	34,500
Deferred rent asset	435,767	1,106,191
Prepaid expenses	270,626	139,941
Accounts receivable	164,549	241,166
Escrow deposits and other assets	982,637	493,393
Held for sale assets	5,750,250	-
Right of use asset, net	6,088,025	6,152,174
Total Assets	$107,972,756	$108,691,416

Liabilities and Equity
Liabilities
Accounts payable	$79,297	$406,772
Accrued expenses	1,383,743	688,146
Accrued expense - related party	683,347	683,347
Acquired lease intangible liabilities, net	1,026,681	1,016,260
Insurance payable	150,450	34,966
Deferred rent liability	155,968	260,942
Lease liability, net	6,452,484	6,415,041
Other payable - related party	452,460	1,809,840
Loan payable - related party	5,500,000	5,500,000
Mortgage loans, net of unamortized debt discount of $1,156,620 and $1,326,362 at September 30, 2024 and December 31, 2023, respectively, and debt issuance costs	58,551,152	56,817,310
Derivative liabilities	809,339	537,424
Total liabilities	75,244,921	74,170,048

Redeemable Non-Controlling Interests	26,135,796	18,812,423

Preferred Stock - Series A Redeemable Preferred stock, net,
$0.01 par value, 2,400,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and 2,400,000 shares issued and outstanding at December 31, 2023 with liquidation preferences of $5 per share	-	11,637,616

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,419,855 and 2,620,707 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	54,232	26,207
Additional paid-in capital	29,129,543	18,472,049
Accumulated deficit	(22,984,596)	(14,833,058)
Total Generation Income Properties, Inc. Stockholders' Equity	6,199,179	3,665,198

Non-Controlling Interest	392,861	406,131
Total equity	6,592,040	4,071,329

Total Liabilities and Equity	$107,972,756	$108,691,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenue
Rental income	$2,326,980	$1,841,044	$6,850,092	$4,486,501
Other income	73,302	3,104	242,598	23,564
Total revenue	2,400,282	1,844,148	7,092,690	4,510,065

Expenses
General and administrative expense	577,565	530,538	1,632,018	1,233,674
Building expenses	729,062	431,359	2,067,356	1,065,214
Depreciation and amortization	1,068,081	981,419	3,474,918	2,096,970
Interest expense, net	1,098,608	770,624	3,142,489	1,706,585
Compensation costs	296,399	346,196	816,605	980,202
Total expenses	3,769,715	3,060,136	11,133,386	7,082,645
Operating loss	(1,369,433)	(1,215,988)	(4,040,696)	(2,572,580)
Other expense	-	(639)	-	(506,639)
Loss on derivative valuation	(734,116)	-	(308,570)	-
Income on investment in tenancy-in-common	-	3,362	-	32,773
Dead deal expense	-	-	(35,873)	(109,569)
Loss on held for sale asset valuation	-	-	(1,058,994)	-
Net loss	(2,103,549)	(1,213,265)	(5,444,133)	(3,156,015)
Less: Net income attributable to non-controlling interests	866,047	425,637	2,612,405	681,916
Net loss attributable to Generation Income Properties, Inc.	(2,969,596)	(1,638,902)	(8,056,538)	(3,837,931)
Less: Preferred stock dividends	-	190,000	95,000	190,000
Net loss attributable to common shareholders	(2,969,596)	(1,828,902)	(8,151,538)	(4,027,931)
Other comprehensive income:
Gain on change in fair value of derivative instrument	-	78,969	-	78,969
Comprehensive loss attributable to common shareholders	$(2,969,596)	$(1,749,933)	$(8,151,538)	$(3,948,962)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,433,833	2,618,077	5,083,640	2,591,956

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.55)	$(0.70)	$(1.60)	$(1.55)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2022	2,501,644	$25,016	$19,307,518		$(8,640,796)	$10,691,738	$445,035	$11,136,773	$-	$5,789,731
Restricted stock compensation	98,593	986	89,662		-	90,648	-	90,648	-	-
Cashless exercise of warrants	10,648	106	(106)		-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	3,000,000
Redemption of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	(2,479,299)
Distribution on Non-Controlling Interests	-	-	-		-	-	(2,844)	(2,844)	-	(115,817)
Dividends paid on common stock	-	-	(297,479)		-	(297,479)	-	(297,479)	-	-
Net (loss) income for the quarter	-	-	-		(1,317,567)	(1,317,567)	(4,908)	(1,322,475)	-	132,122
Balance, March 31, 2023	2,610,885	$26,108	$19,099,595		$(9,958,363)	$9,167,340	$437,283	$9,604,623	$-	$6,326,737
Restricted stock compensation	-	-	77,039		-	77,039	-	77,039	-	-
Cashless exercise of warrants	6,653	67	(67)		-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	-
Redemption of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	-
Distribution on Non-Controlling Interests	-	-	-		-	-	(2,844)	(2,844)	-	(126,998)
Dividends paid on common stock	-	-	(305,991)		-	(305,991)	-	(305,991)	-	-
Net (loss) income for the quarter	-	-	-		(881,462)	(881,462)	(14,238)	(895,700)	-	143,303
Balance, June 30, 2023	2,617,538	$26,175	$18,870,576		$(10,839,825)	$8,056,926	$420,201	$8,477,127	$-	$6,343,042
Restricted stock compensation	-	-	119,380		-	119,380	-	119,380	-	-

Cashless exercise of warrants	1,694	17	(17)		-	-	-	-	-	-
Issuance of Preferred Stock	-	-	-		-	-	-	-	11,637,616	-
Issuance of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	14,100,000
Redemption of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	(2,100,000)
Distribution on Non-Controlling Interests	-	-	-		-	-	(2,844)	(2,844)		(345,219)
Dividends on preferred stock	-	-			-		-		(190,000)	-
Dividends paid on common stock			(306,322)			(306,322)		(306,322)
Other comprehensive income	-	-	-	78,969	-	78,969	-	78,969	-	-
Net (loss) income for the quarter	-	-	-	-	(1,828,902)	(1,828,902)	(1,099)	(1,830,001)	190,000	426,736
Balance, September 30, 2023	2,619,232	$26,192	$18,683,616	$78,969	$(12,668,727)	$6,120,051	$416,258	$6,536,309	$11,637,616	$18,424,559
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$-	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	94,935	-	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$-	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296
Restricted stock compensation	-	-	94,935		-	94,935	-	94,935	-	-

Stock issuance costs	-	-	(15,450)		-	(15,450)	-	(15,450)	-	-
Cashless exercise of warrants	3,333	33	(33)		-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-		-	-	-	-	-	2,500,000
Distribution on Non-Controlling Interests	-	-	-		-	-	(2,844)	(2,844)	-	(271,090)
Dividends paid on common stock	-	-	(634,407)		-	(634,407)	-	(634,407)	-	-
Net (loss) income for the period	-	-	-		(2,261,722)	(2,261,722)	-	(2,261,722)	-	800,234
Balance, June 30, 2024	5,423,188	54,232	29,034,609	-	(20,015,000)	9,073,841	392,861	9,466,702	$-	22,527,440
Restricted stock compensation	-	-	94,934		-	94,934	-	94,934	-	-
Distribution on Non-Controlling Interests	-	-	-		-	-	-	-	-	(337,297)
Net (loss) income for the period	-	-	-		(2,969,596)	(2,969,596)	-	(2,969,596)	-	866,047
Balance, September 30, 2024	5,423,188	54,232	29,129,543	-	(22,984,596)	6,199,179	392,861	6,592,040	$-	23,056,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,444,133)	$(3,156,015)
Adjustments to reconcile net loss to cash from operating activities
Depreciation of building and site improvements	2,142,914	1,371,486
Amortization of acquired tenant improvements	241,870	95,172
Amortization of in-place leases	1,090,135	630,312
Amortization of above market leases	305,312	55,337
Amortization of below market leases	(101,406)	(136,745)
Amortization of above market ground lease	(549)	(549)
Amortization of debt issuance costs	156,091	103,990
Restricted stock unit compensation	284,804	287,067
Non-cash ground lease expense	64,149	62,948
Income on investment in tenancy-in-common	-	(32,773)
Dead deal expense	35,873	109,569
Gain on derivative valuation, net	308,570	-
Loss on held for sale asset valuation	1,058,994	-
Changes in operating assets and liabilities
Accounts receivable	76,617	(209,825)
Escrow and other assets	(185,932)	(40,358)
Deferred rent asset	670,424	(51,401)
Prepaid expenses	(166,558)	(295,549)
Accounts payable	(327,476)	130,817
Accrued expenses	641,342	1,004,983
Lease liability	37,443	24,420
Deferred rent liability	(104,974)	65,651
Net cash provided by operating activities	783,511	18,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	(5,960,892)	(31,959,572)
Purchase of remaining tenancy-in-common interest	-	(1,355,401)
Net cash used in investing activities	(5,960,892)	(33,314,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	5,580,000	17,100,000
Redemption of redeemable non-controlling interests	-	(4,579,299)
Proceeds from issuance on loan payable - related party	-	4,000,000
Repayment of other payable - related party	(1,357,380)	(777,460)
Mortgage loan borrowings	2,217,350	21,000,000
Mortgage loan repayments	(639,599)	(578,433)
Equity issuance costs	(77,421)	(362,384)
Debt issuance costs	-	(376,877)
Insurance financing borrowings	400,889	352,307
Insurance financing repayments	(285,406)	(260,384)
Distribution on non-controlling interests	(881,907)	(596,566)
Dividends paid on preferred stock	(190,000)	(95,000)
Dividends paid on common stock	(1,159,481)	(909,792)
Net cash provided by financing activities	3,607,045	33,916,112

Net (decrease) increase in cash and cash equivalents	(1,570,336)	619,676
Cash and cash equivalents and restricted cash - beginning of period	3,151,946	3,752,996
Cash and cash equivalents and restricted cash - end of period	$1,581,610	$4,372,672

CASH TRANSACTIONS
Interest paid	$1,243,608	$1,419,345
NON-CASH TRANSACTIONS

Conversion of Preferred Stock into Common Stock	$11,637,616	$-
Stock issued for cashless exercise of Investor Warrants	$79	$190
Deferred distribution on redeemable non-controlling interests	2,280,471	$114,128
Gain on change in fair value of derivative instrument	$-	$78,969
Issuance of Preferred Stock	$-	$12,000,000

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of September 30, 2024, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 27 properties.

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

For the nine months ended September 30, 2024, the Company generated positive operating cash flows of $783,511 and had cash on hand of $1.58 million as of September 30, 2024. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. In August 2024 the Company modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of September 30, 2024, the principal balances of the modified secured loans were $7.2 million and $4.4 million at 6.15% annual interest with maturity dates extended to August 2029. The Company’s ability to continue as a going concern is contingent upon continued successful execution of management’s plan to improve the Company’s liquidity and profitability.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

	As of September 30,	As of December 31,
	2024	2023
Cash and cash equivalents	$1,547,110	$3,117,446
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$1,581,610	$3,151,946

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $176,393 and $280,332 of prepaid rent as of September 30, 2024 and December 31, 2023, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and nine months ended September 30, 2024 or 2023.

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

Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements, and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above- or below-market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations, and to date has concluded that all asset transactions have been asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements, and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

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

Under ASC 842, Leases, the Company recognizes a lease liability for its ground lease and corresponding right-of-use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the lease liability and resulting right-of-use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the lease liability.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. An impairment loss of approximately $1.06 million was recognized during the three months ended March 31, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024 and remains classified as held for sale as of September 30, 2024. There were no impairments in the Company's investments in real estate during the nine months ended September 30, 2023.

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

The Company executed a contract to sell the property located at 15091 SW Alabama, Huntsville, AL for $6.15 million in September 2024, As of the reporting date, the transaction has not consummated in a sale and the Company is actively engaged in discussions with other potential buyers. As such, the Company has reclassified the asset to Held for sale assets net of the costs of sales at a carrying value of approximately $5.75 million and recorded an impairment loss of approximately $1.06 million.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and nine months ended September 30, 2024 and 2023.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of September 30, 2024 or 2023. At September 30, 2024, the Company's tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, Earning Per Share, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and nine months ended September 30, 2024 and 2023, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of September 30,	As of December 31,
	2024	2023
In-place leases	$8,844,500	$8,914,075
Accumulated amortization	(2,857,652)	(2,411,802)
In-place leases, net	$5,986,848	$6,502,273

The amortization for in-place leases for the three and nine months ended September 30, 2024 and 2023 was $346,404 and $359,010, and 1,090,135 and 630,312, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of September 30,
2024
2024 (3 months remaining)	$369,087
2025	1,430,164
2026	1,328,912
2027	936,941
2028	734,784
Thereafter	1,186,960
$5,986,848

The Company acquired in place lease intangible assets of $574,710 reflected in the tables above as of September 30, 2024.

Above-market leases, net is comprised of the following:

	As of September 30,	As of December 31,
	2024	2023
Above-market leases	$1,657,257	$1,657,256
Accumulated amortization	(475,097)	(169,784)
Above-market leases, net	$1,182,160	$1,487,472

The amortization for above-market leases for the three and nine months ended September 30, 2024 and 2023 was $101,770 and $55,337, and $305,312 and $55,337, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of September 30,
2024
2024 (3 months remaining)	$101,771
2025	407,083
2026	380,037
2027	161,539
2028	104,334
Thereafter	27,396
$1,182,160

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of September 30,	As of December 31,
	2024	2023
Acquired lessor lease intangible liabilities	$1,416,685	$1,304,309
Accumulated accretion to rental income	(433,339)	(331,932)
Acquired lessor lease intangible liabilities, net	$983,346	$972,377

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(1,873)	(1,324)
Acquired lessee lease intangible liabilities, net	$43,334	$43,883

The Company acquired lease intangible liabilities of $112,376 reflected in the table above as of September 30, 2024.

The amortization for acquired lessor lease intangible liabilities for the three and nine months ended September 30, 2024 and 2023 was $33,802 and $34,756, and $101,406 and $136,745, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2024
2024 (3 months remaining)	39,297
2025	155,610
2026	139,329
2027	130,389
2028	129,773
Thereafter	388,948
$983,346

The amortization for acquired lessee lease intangible liabilities for the three and nine months ended September 30, 2024 and 2023 was $183 and $549, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2024
2024 (3 months remaining)	$183
2025	732
2026	732
2027	732
2028	732
Thereafter	40,223
$43,334

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the nine months ended September 30, 2024 and 2023:

	2024	2023
Rental income
Fixed and in-substance fixed lease income	$5,934,480	$3,784,640
Variable lease income	1,045,265	575,078
Other related lease income, net:
Amortization of above- and below-market leases, net	(203,906)	81,408
Straight line rent revenue	74,253	45,375
Total rental income	$6,850,092	$4,486,501

For the nine months ended September 30, 2024 and 2023, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2024	2023
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	12%	23%
Pre-K - San Antonio, TX	11%	N/A
Dollar General	11%	N/A
Kohl's Corporation	10%	14%
exp U.S. services	10%	N/A
PRA Holdings, Inc. - Norfolk, VA	9%	13%
Pratt & Whitney Automation, Inc. - Huntsville, AL	N/A	12%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of September 30,
2024
2024 (3 months remaining)	$2,155,664
2025	8,535,343
2026	8,251,393
2027	6,227,716
2028	4,547,697
Thereafter	18,645,714
$48,363,527

On March 29, 2024, the Company executed a 10-year lease, with two five-year renewal options, with Armed Services YMCA for the use of approximately 35,000 square feet of the property located at 2510 Walmer Avenue, Norfolk, Virginia. Rent commenced on May 1, 2024 under the contracted twelve month tenant improvement period at a reduced fixed base rent of approximately $23,000 per month. Base rent increases to a fixed rate of approximately $34,000 per month in month 13 and escalates annually at approximately 2.5%.

On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent reflected in the above table, accordingly.

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 for the three months ended September 30, 2024 and 2023 and $281,285 for the nine months ended September 30, 2024 and 2023, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $58,175 for the three months ended September 30, 2024 and 2023, respectively, and $182,799 and $174,525 for the nine months ended September 30, 2024 and 2023.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of September 30, 2024 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of September 30, 2024.

As of September 30,
2024
2024 (3 months remaining)	61,019
2025	245,111
2026	245,111
2027	245,111
2028	245,111
Thereafter	21,575,533
Total undiscounted liability	$22,616,996
Present value discount	(16,164,772)
Lease liability	$6,452,224
Discount rate	4.58%
Term Remaining	60 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of September 30, 2024.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. In accordance with the Redemption Agreement the Company has made payments of $2,459,840 to date, reducing the current balance of the other payable - related party to $452,460 as of September 30, 2024. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. In the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of September 30, 2024.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $2,280,471 as of September 30, 2024.

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

Following these transactions as of September 30, 2024, the Company owned 95.3% of the common units in the Operating Partnership and outside investors owned 4.7%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and nine months ended September 30, 2024 and 2023:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interests	3,000,000	-	-	-	-	-	-	3,000,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	(2,479,299)	-	-	(2,479,299)	-
Distribution on Non-Controlling Interests	(46,346)	(19,000)	(13,000)	(18,135)	(19,336)	-	-	(115,817)	(2,844)
Net income (loss) for the quarter	46,346	28,681	19,624	18,135	19,336	-	-	132,122	(4,908)
Balance, March 31, 2023	$3,500,000	$1,024,429	$692,738	$1,109,570	$-	$-	$-	$6,326,737	$437,283
Distribution on Non-Controlling Interests	(63,606)	(19,000)	(13,000)	(18,157)	(13,235)	-	-	(126,998)	(2,844)
Net income (loss) for the quarter	63,606	28,681	19,624	18,157	13,235	-	-	143,303	(14,238)
Balance, June 30, 2023	$3,500,000	$1,034,110	$699,362	$1,109,570	$-	$-	$-	$6,343,042	$420,201
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-		14,100,000	14,100,000	-
Redemption of Redeemable Non-Controlling Interests	(500,000)	(950,000)	(650,000)	-	-		-	(2,100,000)	-
Distribution on Non-Controlling Interests	(57,835)	(96,403)	(58,286)	(18,157)	(12,352)		(102,186)	(345,219)	(2,844)
Net income (loss) for the quarter	57,835	12,293	8,924	18,157	12,352		317,175	426,736	(1,099)
Balance, September 30, 2023	$3,000,000	$-	$-	$1,109,570	$-		$14,314,989	$18,424,559	$416,258
Distribution on Non-Controlling Interests	-	-	-	(18,157)	(10,588)	-	(184,556)	(213,301)	(2,844)
Net income (loss) for the quarter	-	-	-	18,157	10,588	-	572,420	601,164	(7,283)
Balance, December 31, 2023	$3,000,000	$-	$-	$1,109,570	$-	$-	$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(9,705)	-	(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	-	-	18,157	9,705	-	873,344	953,706	(7,582)
Balance, March 31, 2024	$3,000,000	$-	$-	$1,109,570	$-	$-	$15,388,726	$19,498,296	$395,705
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	2,500,000	-	2,500,000	-

Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(7,942)	-	(192,491)	(271,090)	(2,844)
Net income (loss) for the quarter	$52,500	-	-	18,157	7,942	-	721,635	800,234
Balance, June 30, 2024	$3,000,000	$-	$-	$1,109,570	$-	$2,500,000	$15,917,870	$22,527,440	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	3,080,000	-	3,080,000	-
Distribution on Non-Controlling Interests	(52,500)	-	-	(18,157)	(4,412)	(64,119)	(198,109)	(337,297)
Net income (loss) for the quarter	52,500	-	-	18,157	4,412	64,119	726,859	866,047
Balance, September 30, 2024	$3,000,000	$-	$-	$1,109,570	$-	$5,580,000	$16,446,620	$26,136,190	$392,861

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

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

On July 24, 2024, the Operating Partnership of Generation Income Properties, Inc. (the “Company”), entered into a Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “LPA Amendment”), pursuant to which the Company, as the general partner of the Operating Partnership, issued partnership interests to LMB Owenton I LLC (“Contributor”) in the form of Series B-1 Preferred Units (the “Series B-1 Preferred Units”).

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

Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of common stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of common stock on Nasdaq was at any time below the then-effective exercise price of the Investor Warrant for 10 consecutive trading days. During the Nine months ended September 30, 2024, 45,510 Investor Warrants were exercised on a cashless basis resulting in the issuance of 4,551 shares of common stock. During the three months ended March 31, 2023, 106,480 Investor Warrants were exercised on a cashless basis resulting in the issuance of 10,648 shares of common stock. See Note 11 Subsequent Events for Investor Warrants exercised after September 30, 2024.

Representative Warrants

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

The Company has 819,360 and 912,950 warrants outstanding and exercisable as of September 30, 2024 and September 30, 2023, respectively, as summarized below. Investor Warrants issued on September 8 and 30, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of September 30,
Issue Date	2024
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of September 30, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(189,950)	10.00
As of September 30, 2023	912,950	$11.51	3.0

Warrants exercisable	912,950	$11.51	3.0

There was no intrinsic value for the warrants as of September 30, 2024 or 2023.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of September 30, 2024, 158,840 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

The following is a summary of restricted shares for the nine months ended September 30, 2024 and 2023:

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

The Company recorded stock based compensation expense of $94,934 and $119,380 and $284,805 and $287,067 during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The following is a summary of monthly distributions to common stockholders and Operating Partnership unit holders:

Authorized Date	Record Date	Per Share/Unit
June 3, 2024	June 15, 2024	$0.039
May 3, 2024	May 15, 2024	$0.039
April 4, 2024	April 15, 2024	$0.039
January 3, 2024	March 15, 2024	$0.039
January 3, 2024	February 14, 2024	$0.039
January 3, 2024	January 15, 2024	$0.039
October 3, 2023	December 15, 2023	$0.039
October 3, 2023	November 15, 2023	$0.039
October 3, 2023	October 15, 2023	$0.039
July 3, 2023	September 15, 2023	$0.039
July 3, 2023	August 15, 2023	$0.039
July 3, 2023	July 15, 2023	$0.039
April 3, 2023	June 15, 2023	$0.039
April 3, 2023	May 15, 2023	$0.039
April 3, 2023	April 15, 2023	$0.039
January 3, 2023	March 15, 2023	$0.039

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of September 30, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,619,578	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,165,788	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,439,827	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,263,111	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	896,924	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	896,924	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,028,087	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,465,231	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,667,965	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,253,596	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,828,975	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,347,784	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,391,747	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	625,519	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	547,698	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	715,160	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	558,534	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	614,683	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	525,042	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	547,698	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	637,340	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,905,953	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,273,694	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,995,594	3,027,958	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	n/a	1.50
		63,045,913					59,707,452	58,143,672
						Less Debt Discount, net	(328,943)	(383,767)
						Less Debt Issuance Costs, net	(827,677)	(942,595)
							58,550,832	56,817,310

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

(f) Debt has been modified to mature in August 2029

The Company amortized debt issuance costs and debt discount during the three and nine months ended September 30, 2024 and 2023 to interest expense of approximately $60,532 and $46,260, and $156,091 and $103,990, respectively. The Company paid debt issuance costs of $0 and $376,877 during the nine months ended September 30, 2024 and 2023, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2024, the Company was in compliance with all covenants.

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

The Company’s President and CEO also has personally guaranteed the repayment of the $10.6 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.6 million. During the three and nine months ended September 30, 2024 and 2023, the Company incurred a guaranty fee expense to the Company's CEO of $102,023 and $81,022 and $304,245 and $196,304, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024 and was fully amortized with a balance of $0 in Prepaid guaranty fees – related party on the Consolidated Balance Sheets as of September 30, 2024. As of September 30, 2024 the Company has incurred $96,652 for guaranty fees payable which is included in accrued expenses.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $2,459,840 as of September 30, 2024 with a remaining balance of $452,460 and $1,809,840 outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of September 30, 2024
2024 (3 months remaining)	317,629	452,460	-	770,089
2025	1,236,176	-	-	1,236,176
2026	1,319,320	-	5,500,000	6,819,320
2027	1,422,520	-	-	1,422,520
2028	21,757,610	-	-	21,757,610
Thereafter	33,654,197	-	-	33,654,197
	$59,707,452	$452,460	$5,500,000	$65,659,912

Note 9 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and has made payments to date totaling $2,459,840 with a remaining balance of $452,460 outstanding as of September 30, 2024. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of September 30, 2024.

During the three and nine months ended September 30, 2024 and 2023 the Company incurred a guaranty fee expense to the Company's CEO of $96,652 and $81,022 and $304,245 and $196,304, respectively, recorded to interest expense. In January 2024 the Company paid $385,395 to the CEO for guaranty fees from July 2023 through June 2024. As of September 30, 2024 the Company has accrued $96,652 of guaranty fees. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in Loss on derivative valuation for $734,116 and $308,570 for the three and nine months ended September 30, 2024 and a Gain on derivative valuation of $78,969 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company recognized a Derivative Liability of $809,339 and derivative asset of $152,369, which was included in Escrow Deposits and Other assets on the face of the balance sheet. The Company does not use derivatives for speculative purposes

The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Certain inputs, which are material to the value, are considered Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our financial instruments are as follows:

FN 12 Fair Value

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,547,110	$1,547,110	$3,117,446	$3,117,446
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	152,369	152,369	135,642	135,642

Financial liabilities:
Interest rate swaps	809,339	809,339	537,424	537,424

Note 11 – Subsequent Events

No material events.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The

Company is the general partner of the Operating Partnership and as of September 30, 2024 owned 95.3% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of September 30, 2024:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized base rent ("ABR") as of September 30, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, EXP Services, and Kohl’s Corporation, PRA Holdings, and City of San Antonio contributed approximately 69% of our portfolio’s annualized base rent.
•
% Leased. Our portfolio is 89% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of September 30, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $14.75.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of September 30, 2024:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (5)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	Y	1.5	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	Y	3.4	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Auburn University	N/A	Not Rated	2.8	N/A	Yes	$283,500	$4.80
Office	Norfolk, VA	49,902	General Services Administration-Navy(7)	AA+	Y	4.0	N/A	Yes	$640,742	$12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(7)	N/A	N/A	9.6	2 x 5	Yes	$274,380	$12.33
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB+	N	2.9	1 x 5	Yes	$788,091	$22.62
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.8	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	4.4	1 x 5	Yes	$100,682	$13.35
Office	Plant City, FL	7,826	Irby Construction	BBB-	Y	0.3	2 x 5	Yes	$176,674	$22.58
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.5	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	2.1	2 x 5	Yes	$233,480	$21.33
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	2.4	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB	N	5.3	7 x 5	Yes	$864,630	$9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.8	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.8	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.8	3 x 5	Yes	$86,041	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.7	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.8	3 x 5	Yes	$112,439	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.7	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	6.0	3 x 5	Yes	$92,961	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.8	3 x 5	Yes	$85,924	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	6.1	3 x 5	Yes	$85,998	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	0.8	3 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	2.2	1 x 5	Yes	$864,583	$26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.9	N/A	No	$257,050	$23.34
Retail	Santa Maria, CA	14,490	Walgreens (6)	BBB	Y	7.5	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	3.1	4 x 5	Yes	$366,600	$23.98
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.5	2 x 5	No	$405,471	$13.40
Tenants - All Properties		570,086							$8,595,903	$15.08
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of September 30, 2024. Our leases do not include tenant concessions or abatements.
(3)
This section is not used
(4)
Tenant terminated the lease and vacated on January 31, 2024.
(5)
Includes rent escalations available from lease renewal options.
(6)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(7)
Two tenants occupy this single property. New lease executed for the vacant unit, effective May 1, 2024.

Distributions

From inception through September 30, 2024, we have distributed $5,031,549 to common stockholders. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company’s regular dividend, commencing with the monthly dividends that would have been paid in July 2024.

Recent Developments

On July 3, 2024 we announced that our Board of Directors had voted to suspend the Company's dividend for shareholder of record of our common stock.

On July 19, 2024, we determined that MaloneBailey LLP (“MaloneBailey”) would no longer serve as the Company’s independent registered public accounting firm and would be dismissed effective as of July 19, 2024. The decision to change independent registered public accounting firms was approved by the Board of Directors and the Audit Committee of the Company on July 19, 2024.

On July 19, 2024, we ratified the appointment of CohnReznick LLP (“CohnReznick”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

On July 24, 2024, the Operating Partnership of Generation Income Properties, Inc. (the “Company”), entered into a Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “LPA Amendment”), pursuant to which the Company, as the general partner of the Operating Partnership, issued partnership interests to LMB Owenton I LLC (“Contributor”) in the form of Series B-1 Preferred Units (the “Series B-1 Preferred Units”).

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

On August 29, 2024, we acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent reflected in the above table, accordingly.

We modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of September 30, 2024 the principal balances of the modified secured loans were $7.2 million and $4.4 million at 6.15% annual interest with maturity dates extended to August 2029.

Results of Operations

Operating results for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

Revenue

During the three and nine months ended September 30, 2024, total revenue from operations were 2,400,282 and $7,092,690, respectively, as compared to $1,844,148 and 4,510,065 for the three and nine months ended September 30, 2023, respectively. Revenue increased by $556,134 and $2,582,625 during the three and nine months ended September 30, 2024, respectively, compared with the three and nine months ended September 30, 2023. The overall revenue increase was driven by the integration of the 13 property portfolio acquired from Modiv in August 2023.

Operating Expenses

During the three and nine months ended September 30, 2024, we incurred total operating expenses of $3,769,715 and $11,133,386 respectively, as compared to $3,060,715 and $7,082,645, respectively, for the three and nine months ended September 30, 2023. Operating expenses increased overall by $709,578 and $4,050,740, respectively, as follows:

	Three months ended September 30,
	2024	2023	Change
General and administrative expense	$577,565	$530,538	$47,027
Building expenses	729,062	431,359	297,703
Depreciation and amortization	1,068,081	981,419	86,662
Interest expense, net	1,098,608	770,624	327,984
Compensation costs	296,399	346,196	(49,797)
Total expenses	$3,769,715	$3,060,136	$709,579

	Nine months ended September 30,
	2024	2023	Change
General, administrative and organizational costs	$1,632,018	$1,233,674	$398,344
Building expenses	2,067,356	1,065,214	1,002,142
Depreciation and amortization	3,474,918	2,096,970	1,377,948
Interest expense, net	3,142,489	1,706,585	1,435,904
Compensation costs	816,605	980,202	(163,597)
Total expenses	$11,133,386	$7,082,645	$4,050,741
•
General, administrative and organizational costs increased by $47,027 and $398,344 driven by an increase in accounting, audit and tax fees during the three and nine months ended September 30, 2024, respectively.
•
Building expenses increased by $297,703 and $1,002,142 during the three and nine months ended September 30, 2024, due to an overall increase driven by the integration of the acquired 13 property portfolio from Modiv in August 2023, compared to the portfolio in operation during the three and nine months ended September 30, 2023.
•
Depreciation and amortization increased by $86,662 and $1,377,948 during the three and nine months ended September 30, 2024, driven by the integration of the since acquired 13 property portfolio from Modiv compared with the portfolio in operation during the three and nine months ended September 30, 2023.
•
Interest expense, net increased by $327,984 and $1,435,904 during the three and nine months ended September 30, 2024 due to Company's borrowing of approximately $21 million of mortgage debt secured by the acquired 13 property portfolio. An additional incremental increase is the result of the guaranty fee expense to the Company's CEO of $96,652 and $304,245 incurred during the three and nine months ended September 30, 2024, respectively.
•
Compensation costs decreased by $49,798 and $163,598, respectively, primarily due to savings in salary expense and for accounting and administrative staff.

Net loss

During the three and nine months ended September 30, 2024 and 2023, we generated a net loss of $2,103,549 and $1,213,265 and $5,444,133 and 3,156,015, respectively.

Other expense

During the three months ended September 30, 2024 and 2023, we accrued $0 and $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to a tax protection agreement.

Net income attributable to non-controlling interests

During the three and nine months ended September 30, 2024 and 2023, net income attributable to non-controlling interest was $866,047 and $425,637 and $2,612,405 and $681,916, respectively. The variance is attributable to additional redeemable non-controlling interests established during the second half of fiscal year 2023 to facilitate acquisitions, namely the acquisition of the 13 property Modiv portfolio in August 2023.

Net loss attributable to common shareholders

During the three and nine months ended September 30, 2024 and 2023, we generated a net loss attributable to our shareholders of $2,969,596 and $1,828,902 and $8,151,537 and 4,027,931, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of September 30, 2024, we had total cash (unrestricted and restricted) of $1,581,610, properties with a gross cost basis of $102,307,436 and outstanding mortgage loans with a principal balance of $59,707,772, excluding assets held for sale for $5.75 million.

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

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

Our President and CEO has also personally guaranteed the repayment of the $10.6 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; and vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.6 million.

During the three and nine months ended September 30, 2024, we incurred a guaranty fee expense to our President and CEO of $102,023 and $304,245, respectively, recorded to interest expense. A guaranty fee expense of $81,022 and $196,304 was incurred during the three and six months ended September 30, 2023, respectively.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded another payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has since made installment payments of $2,007,380 to date with a remaining balance of $904,920 outstanding as of September 30, 2024.

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

For the nine months ended September 30, 2024, the Company generated positive operating cash flows of $783,511 and had cash on hand of $1.58 million as of September 30, 2024. As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. In August 2024 the Company modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of September 30, 2024, the principal balances of the modified secured loans were $7.2 million and $4.4 million at 6.15% annual interest with maturity dates extended to August 2029. The Company’s ability to continue as a going concern is contingent upon continued successful execution of management’s plan to improve the Company’s liquidity and profitability.

Outstanding mortgage loans payable consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation & Starbucks Corporation	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,619,578	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,165,788	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,439,827	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,263,111	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	896,924	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	896,924	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,028,087	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,465,231	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,667,965	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,253,596	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,828,975	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,347,784	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,391,747	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	625,519	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	547,698	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	715,160	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	558,534	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	614,683	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	525,042	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	547,698	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	637,340	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,905,953	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,273,694	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,995,594	3,027,958	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	n/a	1.50
		63,045,913					59,707,452	58,143,672
						Less Debt Discount, net	(328,943)	(383,767)
						Less Debt Issuance Costs, net	(827,677)	(942,595)
							58,550,832	56,817,310

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

(f) Debt has been modified to mature in August 2029

We amortized debt issuance costs during the three and nine months ended September 30, 2024 and 2023 to interest expense of approximately $60,532 and $46,260 and $156,091 and $103,990, respectively. The Company paid debt issuance costs of $0 and $376,877 during the three and nine months ended September 30, 2024 and 2023.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2024, we were in compliance with all covenants.

Minimum required principal payments on our debt as of September 30, 2024 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of September 30, 2024
2024 (3 months remaining)	317,629	452,460	-	770,089
2025	1,236,176	-	-	1,236,176
2026	1,319,320	-	5,500,000	6,819,320
2027	1,422,520	-	-	1,422,520
2028	21,757,610	-	-	21,757,610
Thereafter	33,654,197	-	-	33,654,197
	$59,707,452	$452,460	$5,500,000	$65,659,912

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2024.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $2,280,471 as of September 30, 2024.

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

Cash from Operating Activities

Net cash provided by operating activities was $783,511 and net cash provided by operating activities was $18,537 for the nine months ended September 30, 2024 and 2023, respectively. The change is due to the doubling of the number of the Company's income generating assets through the 13 property Modiv acquisition.

Cash from Investing Activities

Net cash used in investing activities during the three and nine months ended September 30, 2024 was $5,960,893. Net cash used in investing activities was $33,314,973 during the nine months ended September 30, 2023 related to an escrow deposit for a property purchase.

Cash from Financing Activities

Net cash provided by financing activities was $3,607,045 and $33,916,112 for the nine months ended September 30, 2024 and 2023, respectively. The change is due to several factors comprising the increase of mortgage principal repayments driven by the Modiv acquisition in August 2023, the increase in distributions to non-controlling interests, and dividend payments on both preferred and common stock.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(2,103,549)	$(1,213,265)	$(5,444,133)	$(3,156,015)
Other expense	-	639	-	506,639
Loss on derivative valuation	734,116	-	308,570	-
Depreciation and amortization	1,068,081	981,419	3,474,918	2,096,970
Loss on held for sale asset valuation	-	-	1,058,994	-
Funds From Operations	$(301,352)	$(231,207)	$(601,651)	$(552,406)
Amortization of debt issuance costs	60,532	46,260	156,091	103,990
Non-cash stock compensation	94,935	119,380	284,804	287,067
Adjustments to Funds From Operations	155,467	165,640	440,895	391,057
Core Funds From Operations	$(145,885)	$(65,567)	$(160,756)	$(161,349)

Net loss	$(2,103,549)	$(1,213,265)	$(5,444,133)	$(3,156,015)
Other expense	-	639	-	506,639
Loss on derivative valuation	734,116	-	308,570	-
Depreciation and amortization	1,068,081	981,419	3,474,918	2,096,970
Amortization of debt issuance costs	60,532	46,260	156,091	103,990
Above and below-market lease amortization, net	203,357	20,398	203,357	(81,957)
Straight line rent, net	42,972	20,942	74,253	61,383
Adjustments to net loss	$2,109,058	$1,069,658	$4,217,189	$2,687,025
Adjusted Funds From Operations	$5,509	$(143,607)	$(1,226,944)	$(468,990)

Dead deal expense	$-	$-	$35,873	$109,569
Non-cash stock compensation	94,935	119,380	284,804	287,067
Adjustments to Adjusted Funds From Operations	$94,935	$119,380	$320,677	$396,636
Core Adjusted Funds From Operations	$100,444	$(24,227)	$(906,267)	$(72,354)

The table above presents FFO in accordance with the most current available NAREIT guidance and in alignment with current industry standards. Presentations of FFO in our prior filings and announcements did not include Loss on held for sale asset valuation as an add-back in calculating FFO, but the data for three and nine months ended September 30, 2023 set forth above has been revised to include Loss on held for sale asset valuation as an add-back.

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

Management, with the participation of our CEO and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our CEO and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.2

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

10.4

Second Amended and Restated Employment Agreement, dated August 26, 2024, between Generation Income Properties Inc. and David Sobelman (incorporated by reference to Exhibit 10.1 from Form 8-K filed on August 23, 2024).

10.5	Ames Purchase and Sale Agreement, dated June 13, 2024 (incorporated by reference to Exhibit 10.2 from Form 8-K filed on August 23, 2024).
10.6	Ames Assignment agreement, dated August 23, 2024 (incorporated by reference to Exhibit 10.3 from Form 8-K filed on August 23, 2024).
10.7	Assignment and Assumption of Ames Lease (incorporated by reference to Exhibit 10.4 from Form 8-K filed on August 23, 2024).
10.8	Loan Agreement, dated August 23, 2024, between GIPIA 1220 S Duff Avenue, LLC and Valley National Bank (incorporated by reference to Exhibit 10.5 from Form 8-K filed on August 23, 2024).
10.9	Promissory Note, dated August 23, 2024, between GIPIA 1220 S Duff Avenue, LLC and Valley National Bank (incorporated by reference to Exhibit 10.6 from Form 8-K filed on August 23, 2024).
10.10	Amended and Restated Limited Liability Company Agreement for GIPIA S Duff Avenue, LLC, dated August 23, 2024 (incorporated by reference to Exhibit 10.7 from Form 8-K filed on August 23, 2024).
10.11	Third Allonge to Promissory Note for GIPVA 130 Corporate Blvd, LLC, dated August 23, 2024 (incorporated by reference to Exhibit 10.8 from Form 8-K filed on August 23, 2024).
10.12	Second Note and Loan Modification Agreement for GIPVA 130 Corporate Blvd, LLC, dated August 23, 2024 (incorporated by reference to Exhibit 10.9 from Form 8-K filed on August 23, 2024).

10.13	Debt Modification Agreement for GIPVA 2510 Walmer Ave, LLC, dated August 30, 2024 (incorporated by reference to Exhibit 10.1 from Form 8-K filed on August 30, 2024).
10.14	Letter from MaloneBailey LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 from Form 8-K filed on July 25, 2024).
10.15	Letter from CohnReznick LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 from Form 8-K filed on July 25, 2024).
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: November 14, 2024	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)