Form 10-K
period 2024-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2025-03-28
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.4 million (based upon the closing sales price of the common stock on June 30, 2024 of $2.81).

The registrant had 5,443,188 shares of Common Stock, par value $0.01 per share, outstanding as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders, and we currently own only twenty-seven leased properties.
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
•
We own twenty-four of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.
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
•
Covenants, conditions & restrictions ("CC&R") may restrict our ability to operate a property.
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

Historically, we have made regular cash distributions to our stockholders out of our cash available for distribution, typically on a monthly basis. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company's regular dividend to common shareholders and unitholders. Generally, our policy will be to pay distributions from cash flow from operations. However, our distributions may be paid from sources other than cash flows from operations, such as from the proceeds from a capital raise, borrowings or distributions in kind.

We are organized as a Maryland corporation and have operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws since the beginning of our taxable year ended December 31, 2021. The Company formed a Maryland entity GIP TRS Inc. in 2022 to operate as a taxable REIT subsidiary but this subsidiary does not hold any assets or business operations as of the date of this Form 10-K.

We and our Operating Partnership were organized to operate using an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. We use an UPREIT structure because a sale of property directly to another person or entity generally is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property that desires to defer taxable gain on the sale of its property may transfer the property to the Operating Partnership in exchange for common units in the Operating Partnership and defer taxation of gain until the seller later disposes of its common units in the Operating Partnership. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. As of December 31, 2024, as the general partner of the Operating Partnership, we owned 88.9% of the outstanding common units in the Operating Partnership and outside investors owned 11.1%. The Company formed a Maryland entity GIP REIT OP Limited LLC as a wholly owned subsidiary in 2018 that owned 0.001% of the Operating Partnership as of December 31, 2024.

The following chart shows the structure of the Company as of December 31, 2024:

Generation Income Properties Inc.
(GIP LP – 88.9%)
GIP REIT OP Limited, LLC
(GIP LP - 0.001%)
Generation Income Properties, LP
Other Partners of GIP LP 11.1%
GIP TRS Inc
GIPIA 1220 S DUFF AVE, LLC
GIPVA 2510 WALMER AVE, LLC
Brown Family Enterprises, LLC
GIPVA 130 CORPORATE BLVD, LLC
Brown Family Enterprises, LLC
GIPRI 332 Valley St, LLC
(Empty Entity)
GIP DB SPE
GIPFL 13– S Dale Mabry LLC
GIPDC 3707 14th St LLC
GIPAL JV 15091 SW ALABAMA 20
GIP 13, LLC(4)
GIPCA 258 Bernard Street, LLC
GIPCA 707 North Broadway, LLC
GIPCA 991 Nut Tree Road, LLC
GIPFL 2601 Westhall Lane, LLC
GIPGA 2383 Lake Harbin Road, LLC
GIPME 1905 Hallowell Road, LLC
GIPME 409US Route2, LLC
GIPOH 5405Tiffin Avenue, LLC
GIPOH 6896State Route95, LLC
GIPOH 7970E Harbor Road, LLC
GIPPA 23 West Drive, LLC
GIPTX 1235 Old Highway 90West, LLC
GIPTX 6919 North Service Road, LLC
GIPVB SPE LLC
LC2-NNN Pref, LLC
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

(5) On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy.

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
•
Experienced Board of Directors. We believe that we have a seasoned and experienced board of directors that will help us achieve our investment objectives. In combination, our directors have approximately 115 years of experience in the real estate industry.
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

Our Current Portfolio as of December 31, 2024

The following are characteristics of our properties as of December 31, 2024:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 40% of our portfolio’s annualized base rent as of December 31, 2024.
•
99% Occupied. Our portfolio is 99% leased and occupied.
•
Contractual Rent Growth. 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.08.

Given the nature of our leases, our tenants either pay the real estate taxes or insurance directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

For further information on our properties and our tenant base, see “Item 2–Properties.”

The table below presents an overview of the properties in our portfolio as of December 31, 2024:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (4)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	Y	1.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	Y	3.2	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Auburn University(3)	N/A	Not Rated	2.6	N/A	Yes	$283,500	$4.80
Office	Norfolk, VA	49,902	General Services Administration-Navy(6)	AA+	Y	3.7	N/A	Yes	$640,742	$12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(6)	N/A	N/A	9.3	2 x 5	Yes	$274,380	$12.33
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	2.7	1 x 5	Yes	$788,091	$22.62
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	4.1	1 x 5	Yes	$100,682	$13.35
Office	Plant City, FL	7,826	Irby Construction	BBB-	Y	-	2 x 5	Yes	$176,674	$22.58
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	8.8	2 x 5	Yes	$233,480	$21.33
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	2.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	5.1	7 x 5	Yes	$864,630	$9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.6	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.6	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	$86,041	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.4	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.6	3 x 5	Yes	$112,439	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.4	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	5.8	3 x 5	Yes	$92,961	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	$85,924	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	5.8	3 x 5	Yes	$85,998	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	5.6	2 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	1.9	1 x 5	Yes	$864,583	$26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.6	N/A	No	$257,050	$23.34
Retail	Santa Maria, CA	14,490	Walgreens (5)	BB-	Y	7.3	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	2.8	4 x 5	Yes	$366,600	$23.98
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.2	2 x 5	Yes	$405,471	$13.40
Tenants - All Properties		570,086							$8,595,903	$15.08

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2024. Our leases do not include tenant concessions or abatements.
(3)
Prior tenant terminated the lease and vacated on January 31, 2024, space was relet to a new tenant in August 2024.

(4)
Includes rent escalations available from lease renewal options.
(5)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(6)
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

We previously engaged Colliers International Asset Services to provide property management services to our two properties in Norfolk, Virginia. The agreements provided for us to pay Colliers International Asset Services a management fee equal to 2.5% of the gross collected rent of each of the two properties (inclusive of tenant expense reimbursements) as well as a construction supervision fee for any approved construction. The Company engaged Bevara Building Services for facility management and property management services for the two Norfolk, Virginia properties from June 15, 2022 through July 2023. Effective August 2023 Colliers International Asset Services resumed management services for our Norfolk, VA properties. The Company paid an aggregate of approximately $49,000 for property management services in fiscal year 2024.

Distributions

From inception through December 31, 2024, we have distributed $5,031,548 to common stockholders. The Company suspended common stock dividend payments as of June 2024.

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

Human Capital

As of December 31, 2024 we had four full-time employees. We plan to use outside consultants, attorneys, and accountants, as necessary. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

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

We own thirty properties as of the report date.

As of March 19, 2025, we own thirty properties. We will need to raise funds to acquire additional properties to lease in order to grow and generate additional revenue. Because we only own twenty-seven properties, the loss of any one tenant (or financial difficulties experienced by one of our tenants) could have a material adverse impact on our business and operations.

Many of our current and future properties depend upon a single tenant for all or a majority of the rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Current and future properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. For example, one tenant in one of our Norfolk, Virginia properties and another tenant in our Alabama property did not renew their leases that terminated on January 31, 2023 and January 31, 2024, respectively. In May 2024 and August 2024, respectively, the Company relet both vacant spaces to tenants. Consequently, in the event that we do not timely find replacement tenants for vacancies, material adverse impacts to our business may result.

We have experienced losses in the past, and we will likely experience similar losses in the near future.

From inception of the Company through December 31, 2024, we had a cumulative net loss of approximately $19.7 million. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses as a public company relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. As we continue to acquire properties, we anticipate we will achieve scale to reduce these expenses; however, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Pertaining to the special partnership entity, GIP SPE’s Preferred Interest has a cumulative accruing distribution preference of 15.5% per year, compounded monthly, a portion of which, in the amount of 5% per annum, is deemed to be the “current preferred return,” and the remainder of which, in the amount of 10.5% per annum, is deemed to be the “accrued preferred return.” The GIP SPE Operating Agreement provides that operating distributions by GIP SPE will be made first to LC2 to satisfy any accrued but unpaid current preferred return, with the balance being paid to the Operating Partnership, subject to certain exceptions. The GIP SPE Operating Agreement also provides that distributions from capital transactions will be paid first to LC2 to satisfy any accrued but unpaid preferred return, then to LC2 until the “Make-Whole Amount” (defined as an amount equal to 1.3 times the LC2 Investment) is reduced to zero, and then to the Operating Partnership.

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

We are presently a comparatively small company with only twenty-seven properties, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity. In addition, because we intend to focus on single-tenant properties, we may never have a diverse group of tenants renting our properties, which will hinder our ability to achieve overall diversity in our portfolio. As of March 19, 2025, 40% of our total base rent is derived from our office properties and 60% from retail/medical-retail properties.

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

Government budgetary pressures and priorities, and trends in government employment and office leasing may adversely impact our business.

We believe that recent government budgetary and spending priorities have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. Persistent remote and hybrid work practices have also reduced space utilization at many of our government properties. These factors have reduced the demand for government leased space, and may continue to do so.

The Trump Administration’s initiative to dramatically cut government spending introduces additional uncertainty for our portfolio of properties leased to the United States Government. The Department of Government Efficiency (“DOGE”) has begun to look at ways to increase government office utilization and shrink the federal government’s real estate portfolio. This could lead to the General Services Administration (“GSA”) exercising termination options under or otherwise seeking to terminate our leases with the United States Government or make it more likely the United States Government terminates the applicable lease at lease expiration. As of December 31, 2024, approximately 94,000 of our occupied square feet leased to the GSA were within periods during which the tenant has the right to terminate their space without a termination fee, or “non-firm terms.” The GSA recently announced a suspension of the execution of substantially all GSA funded obligations, including new leases and lease amendments. This action by the GSA has resulted in delays of the GSA authorizing us to proceed with landlord work at our property in Lincoln, Nebraska and that is a condition to lease commencement of our lease with the United States Government at this property, as well as delays in lease negotiations at certain other properties leased to the United States Government. We do not know how long the suspension will continue and cannot provide any assurance as to how ongoing developments with respect to DOGE and the Trump Administration’s efforts to reduce government spending may impact our portfolio of properties leased to the United States Government. Efforts to manage space utilization rates and reduce government spending may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable.

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

Our success will depend on the financial ability of our tenants to remain current with their leases with us. We may experience concentration in one or more tenants if the future leases we have with those tenants represent a significant percentage of our operations. As of March 19, 2025, we have five tenants, that each account for more than 10% of our annualized rent: the General Service Administration, Dollar General, the City of San Antonio, exp U. S. Services Inc., Kohl's Corporation who collectively contributed approximately 64% of our portfolio’s annualized base rent. Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We plan to focus our acquisition efforts on markets where our tenants or potential tenants can be successful in their current and future operations. As of March 19, 2025, we own thirty properties, which are located in Alabama (1 property), Arizona (1 property), California (3 properties), Colorado (1 property), Washington, D.C. (1 property), Florida (6 properties), Georgia (1 property), Illinois (2 properties), Iowa (1 property), Maine (2 properties), North Carolina (2 property), Ohio (3 properties), Pennsylvania (1 property), Tennessee (1 property), Texas (2 properties) and Virginia (2 properties). In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area, such as a local economic downturn or a severe natural disaster, would have a magnified adverse effect on our portfolio. In addition, we may own properties, either currently or in the future, that subjects us to the risk of rising sea levels, potential flooding, increased frequency or severity of hurricanes or other natural disasters as a result of climate change and global warming, which risk is increased given our geographic concentration. Similarly, if tenants of our properties become concentrated in a certain industry or industries or in any particular tenant, any adverse effect to that industry or tenant generally would have a disproportionately adverse effect on our portfolio.

We own twenty-four of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.

As of March 19, 2025, we own twenty-four properties through preferred equity partnerships and we may enter into more in the future. Our partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the partnership. In the event that we have a disagreement with a partner as to the resolution of a particular issue to come before the partnership, or as to the management or conduct of the business of the partnership in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the partnership.

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

As of December 31, 2024, we had total cash (unrestricted and restricted) of $647,439, properties with a cost basis of $102,310,974 and outstanding debt of $59,443,250.

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

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to Debt Service Coverage Ratios ("DSCR") covenants. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager. These covenants, as well as any future covenants we may enter into through further loan agreements, could limit our operational flexibility and/or could inhibit our financial flexibility in the future and prevent distributions to stockholders. As of December 31, 2024, we were in compliance with all covenants with the exception of one property-level debt service coverage ratio

("DSCR") covenant for PNC for 15091 SW Alabama 20, LLC. In January 2024, Pratt and Whitney Automation vacated the property at the end of their lease and the property remained vacant for six months, thereafter. In August 2024, the Company entered into a lease with Auburn University for approximately 50 percent of the property's leasable space. During the six months of physical and economic vacancy, the property's mortgage DSCR was below the required 1.25 threshold resulting in a covenant deviation. According to the governing loan documents, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. Subsequent to the report date, the Company executed a PSA to sell the property for $7.2 million with the transaction expected to close in May 2025 as detailed in the Exhibit 10.68.

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

Current economic conditions are signaling that interest rates are likely to continue to rise throughout 2025 and potentially beyond in response to an inflationary environment. If there is a continued increase in interest rates, any debt servicing on investments could be significantly higher than currently anticipated, which would reduce the amount of cash available for distribution to the stockholders. Also, rising interest rates may affect the ability of our management to refinance an investment. Investments may be less desirable to prospective purchasers in a rising interest rate environment and their values may be adversely impacted by the reduction in cash flow due to increased interest payments.

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

As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. In August 2024 the Company modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of December 31, 2024, the principal balances of the modified secured loans were $7.1 million and $4.4 million at 6.15% annual interest with maturity dates extended to August 2029. The Company’s ability to continue as a going concern is contingent upon continued successful execution of management’s plan to improve the Company’s liquidity and profitability.

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

One of the requirements for REIT qualification is that we not be closely held. For these purposes, we will be closely held if five or fewer individuals (including certain entities treated as individuals for this purpose) own (or are treated as owning under applicable attribution rules) more than 50% by value of our stock at any time during the second half of the taxable year. This requirement does not apply during our first REIT year. Upon the election to be taxed as a REIT for our taxable year ending December 31, 2021, the closely held test became effective for our taxable year ending December 31, 2022 and we were not considered closely held. As of December 31, 2024 we maintain that we are not closely held. Our articles of incorporation generally restrict any person from owning or being treated as owning more than 9.8% of our stock, limiting the amount of our stock any five persons could own or be treated as owning 49% of our stock, in order to prevent us from failing the closely held requirement. As permitted in our articles of incorporation, however, our Board has granted, and may grant from time to time in the future, waivers with respect to the 9.8% ownership restriction for holders for which we determine, based on such holders’ representations, covenants and agreements, that such waivers would not jeopardize our status as a REIT.

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
•
The Governance Committee is responsible for cybersecurity oversight, we bring any threat to the committee as needed and they review our cybersecurity insurance, incidences, if any, and responses, if any, on an annual or as needed basis.
•
The Director of Operations, has provided oversight of technology efforts for the Company since 2021, and is responsible for notifying the Governance Committee upon receiving cybersecurity incidences immediately, via email.

ITEM 2. PROPERTIES

The following are characteristics of our properties as of December 31, 2024:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2024.
•
99% Occupied. Our portfolio is 99% leased and occupied.
•
Contractual Rent Growth. Approximately 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.08.

Geographic Diversification Table

The following tables show a list of properties grouped by the state where each of our investments are located.

State	# of Properties	Square Feet	% of Total Square Feet	2024 Annual Base Rent	% of Total Annual Base Rent
Illinois	2	26,235	5%	$600,080	7%
Ohio	3	27,078	5%	246,280	3%
Iowa	1	30,259	5%	405,471	5%
District of Columbia	1	3,000	<1%	129,804	2%
Maine	2	18,126	3%	205,400	2%
Pennsylvania	1	9,100	2%	85,998	1%
Alabama	1	59,091	10%	283,501	3%
Florida	5	49,286	9%	1,517,011	18%
North Carolina	1	7,543	1%	100,682	1%
Virginia	2	106,996	19%	1,703,212	20%
Texas	2	59,026	10%	1,010,041	12%
Georgia	1	10,906	2%	103,607	1%
Arizona	1	88,408	16%	864,630	10%
Colorado	1	30,701	5%	353,061	4%
California	3	44,331	8%	987,125	11%
	27	570,086	100.0%	$8,595,903	100%

Tenants as of December 31, 2024

Tenant	# of Leases	Square Feet	% of Total Square Feet	2024 Annual Base Rent	% of Total Annual Base Rent
7-Eleven Corporation	1	3,000	<1%	$129,804	2%
Best Buy Co., Inc.	2	60,960	11%	758,533	9%
Fresenius Medical Care Holdings, Inc.	1	10,947	2%	233,480	3%
General Services Administration of the USA	3	68,459	12%	998,474	12%
Kohl's Corporation	1	88,408	16%	864,630	10%
La-Z-Boy Inc.	1	15,288	3%	366,600	4%
PRA Group, Inc.	1	34,847	6%	788,090	9%
Quanta Services	1	7,826	1%	176,674	2%
Sherwin Williams Company	1	3,500	<1%	126,788	1%
Starbucks Corporation	2	4,842	<1%	348,966	4%
San Antonio Early Childhood Education Municipal Development Corporation	1	50,000	9%	924,000	11%
Dolgen California, LLC	1	18,827	3%	361,075	4%
Dolgencorp of Texas, Inc	1	9,026	2%	86,041	1%
Dolgen Midwest, LLC	4	36,178	6%	358,719	4%
Dolgencorp, LLC.	1	9,100	2%	85,998	1%
Dollar Tree Stores, Inc.	1	10,906	2%	103,607	1%
exp US Services, Inc.	1	33,118	6%	864,583	10%
DG Retail, LLC	1	9,026	2%	92,961	1%
Walgreens Co.	1	14,490	3%	369,000	4%
Armed Services YMCA of the U.S.A.	1	22,247	4%	274,380	3%
Auburn University	1	59,091	10%	283,500	3%
	28	570,086	100%	$8,595,903	100%

Physical Occupancy Table for Last 2 Years

Properties were 99% and 96% occupied as of December 31, 2024 and 2023, respectively.

				SF Occupied as of December 31,	SF Occupied as of December 31,
Property Type	Location	Rentable Square Feet	Tenant	2024	2023
Retail	Washington, D.C.	3,000	7-Eleven Corporation	3,000	3,000
Retail	Tampa, FL	2,200	Starbucks Corporation	2,200	2,200
Industrial	Huntsville, AL	59,091	Pratt & Whitney Automation, Inc.	N/A	59,091
			Auburn University(2)	27,000	N/A
Office	Norfolk, VA	49,902	General Services Administration-Navy (1)	49,902	49,902
Office	Norfolk, VA	22,247	VACANT(1)	VACANT	VACANT
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	34,847	34,847
Retail	Tampa, FL	3,500	Sherwin Williams Company	3,500	3,500
Office	Manteo, NC	7,543	General Services Administration-FBI	7,543	7,543
Office	Plant City, FL	7,826	Irby Construction	7,826	7,826
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	30,701	30,701
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	10,947	10,947
Retail	Tampa, FL	2,642	Starbucks Corporation	2,642	2,642
Retail	Tucson, AZ	88,408	Kohl's Corporation	88,408	88,408
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	50,000	50,000
Retail	Bakersfield, CA	18,827	Dollar General Market	18,827	18,827
Retail	Big Spring, TX	9,026	Dollar General	9,026	9,026
Retail	Castalia, OH	9,026	Dollar General	9,026	9,026
Retail	East Wilton, ME	9,100	Dollar General	9,100	9,100
Retail	Lakeside, OH	9,026	Dollar General	9,026	9,026
Retail	Litchfield, ME	9,026	Dollar General	9,026	9,026
Retail	Mount Gilead, OH	9,026	Dollar General	9,026	9,026
Retail	Thompsontown, PA	9,100	Dollar General	9,100	9,100
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	10,906	10,906
Office	Maitland, FL	33,118	exp U.S. Services Inc.	33,118	33,118
Office	Vacaville, CA	11,014	General Services Administration	11,014	11,014
Retail	Santa Maria, CA	14,490	Walgreens	14,490	14,490
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	15,288	15,288
Retail	Ames, IA	30,259	Best Buy Co., Inc.	30,259	N/A
Tenants - All Properties		570,086		515,748	517,580

(1)
Two tenants occupy this single property.
(2)
In Huntsville, AL, Pratt & Whitney Automation, Inc. vacated in January 2024 and Auburn University commenced tenancy in August 2024.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021. On October 1, 2021, the units mandatorily separated into common stock and warrants and ceased trading. On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market under the symbols “GIPR” and “GIPRW,” respectively. As of March 19, 2025, we had 4,233 shareholders of record. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

From inception through December 31, 2024, we have distributed $5,031,548 to common stockholders. On January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company's regular dividend to common shareholders and unitholders. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

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

Our Investments

The following are characteristics of our properties as of December 31, 2024:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2024.
•
99% Occupied. Our portfolio is 99% leased and occupied.
•
Contractual Rent Growth. 93% of the leases in our current portfolio (based on annualized base rent as of December 31, 2024) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $15.08.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of December 31, 2024:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (4)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, D.C.	3,000	7-Eleven Corporation	A	Y	1.2	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	Y	3.2	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Auburn University(3)	N/A	Not Rated	2.6	N/A	Yes	$283,500	$4.80
Office	Norfolk, VA	49,902	General Services Administration-Navy(6)	AA+	Y	3.7	N/A	Yes	$640,742	$12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(6)	N/A	N/A	9.3	2 x 5	Yes	$274,380	$12.33
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	2.7	1 x 5	Yes	$788,091	$22.62
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.6	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	4.1	1 x 5	Yes	$100,682	$13.35
Office	Plant City, FL	7,826	Irby Construction	BBB-	Y	-	2 x 5	Yes	$176,674	$22.58
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.2	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	8.8	2 x 5	Yes	$233,480	$21.33
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	2.2	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	5.1	7 x 5	Yes	$864,630	$9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.6	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.6	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	$86,041	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.4	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.6	3 x 5	Yes	$112,439	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.4	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	5.8	3 x 5	Yes	$92,961	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	$85,924	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	5.8	3 x 5	Yes	$85,998	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	5.6	2 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	1.9	1 x 5	Yes	$864,583	$26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.6	N/A	No	$257,050	$23.34
Retail	Santa Maria, CA	14,490	Walgreens (5)	BB-	Y	7.3	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	2.8	4 x 5	Yes	$366,600	$23.98
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.2	2 x 5	Yes	$405,471	$13.40
Tenants - All Properties		570,086							$8,595,903	$15.08
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2024. Our leases do not include tenant concessions or abatements.
(3)
Prior tenant terminated the lease and vacated on January 31, 2024, space was relet to a new tenant in August 2024.
(4)
Includes rent escalations available from lease renewal options.
(5)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(6)
Two tenants occupy this single property.

Recent Developments

•
Acquisitions

On August 29, 2024, we acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent reflected in the above table, accordingly.

•
Capital Activity and Distributions

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

On July 3, 2024 we announced that our Board of Directors had voted to suspend the Company's dividend for shareholders of record of our common stock.

On July 24, 2024, the Operating Partnership of Generation Income Properties, Inc., entered into a Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “LPA Amendment”), pursuant to which the Company, as the general partner of the Operating Partnership, issued partnership interests to LMB Owenton I LLC (“Contributor”) in the form of Series B-1 Preferred Units (the “Series B-1 Preferred Units”).

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

•
Corporate and Administrative

On July 19, 2024, we determined that MaloneBailey LLP (“MaloneBailey”) would no longer serve as the Company’s independent registered public accounting firm and would be dismissed effective as of July 19, 2024. The decision to change independent registered public accounting firms was approved by the Board of Directors and the Audit Committee of the Company on July 19, 2024.

On July 19, 2024, we ratified the appointment of CohnReznick LLP (“CohnReznick”) as the Company's new independent registered public accounting firm to audit and review the Company’s financial statements.

•
Debt Financing

We modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of September 30, 2024 the principal balances of the modified secured loans were $7.2 million and $4.4 million at 6.15% annual interest with maturity dates extended to August 2029.

Recent Partnership Developments

•
Agreements with Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2024.

•
Agreement with LMB Owenton I, LLC

On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of December 31, 2024.

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

Our results of operations for the twelve months ended December 31, 2024 and 2023 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of growth through future acquisitions of real estate related investments.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenue

For twelve months ended December 31, 2024, total revenue from operations was $9,762,636 as compared to $7,632,600 for the twelve months ended December 31, 2023. The revenue increase of $2,130,036 for the twelve-months ended December 31, 2024, resulted from having a full year versus five months of operating the properties acquired in the Modiv acquisition during 2024 and 2023, respectively.

Expenses

During the twelve months ended December 31, 2024 and 2023 expenses incurred were as follows:

	Twelve months ended December 31,
	2024	2023	Change
General, administrative and organizational costs	$2,109,271	$1,734,134	$375,137
Building expenses	2,673,624	1,699,200	974,424
Depreciation and amortization	4,765,203	3,538,569	1,226,634
Interest expense, net	4,286,546	2,744,406	1,542,140
Compensation costs	1,060,336	1,372,539	(312,203)
Total expenses	$14,894,980	$11,088,848	$3,806,132
•
General and administrative expense increased by $375,137, or approximately 22%, year over year as the Company engaged incremental professional services support for audit, tax, financial reporting and other professional services. Approximately, $300,000 of the increase comprises nonrecurring or transaction specific expenditures.
•
Building expenses increased by $974,424, or approximately 57%, resulting from full year operations during 2024 versus five months of the integrated Modiv properties in 2023. Key expenditures increased as follows, property taxes approximately $548,000, repairs, maintenance and janitorial approximately $315,000, and utilities approximately $78,000 year over year.
•
Depreciation and amortization increased by $1,226,634, or 35%, resulting from full year operations during 2024 versus five months of the integrated Modiv properties in 2023.
•
Interest expense, net increased by $1,542,140, or 56%, resulting from full year operations during 2024 versus five months of the integrated Modiv properties in 2023. Additionally, during the twelve months ended December 31, 2024, we incurred a guaranty fee expense of $387,056 payable to our President and CEO of which $206,219 remained payable as of December 31, 2024.

•
Compensation costs decreased by $312,203, or approximately 23% as management optimized staffing levels and overhead to align with the Company's scale.

Net Loss

For the twelve months ended December 31, 2024 and 2023, we generated a net loss of $4,872,888 and 4,441,465, respectively.

Income on Investment in Tenancy in Common

For the twelve months ended December 31, 2024 and 2023, our share of earnings on our investment in tenancy in common and accounted for under the equity method generated income of $0 and $32,773, respectively. On September 7, 2023, the Company purchased the remaining tenancy-in-common ("TIC") interest and assumed control of the property. As of December 31, 2024, the Company owns the full interest in the property and the TIC interest is no longer exists.

Net Loss Attributable to Non-controlling Interests

For the twelve months ended December 31, 2024 and 2023, net income attributable to non-controlling interest was $3,476,599 and $1,275,797, respectively. The increase is primarily attributable to LC2-NNN Pref, LLC's $14,100,000 preferred equity investment in conjunction with the Modiv acquisition in August 2023, including servicing current and deferred interests as detailed in Preferred Equity.

Net Loss Attributable to Common Shareholders

For the twelve months ended December 31, 2024 and 2023, we generated a net loss attributable to our common shareholders of $8,444,487 and $6,192,262, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of December 31, 2024, we had total cash (unrestricted and restricted) of $647,439, properties with a cost basis of $102,310,974 and outstanding debt of $56,817,310. We have implemented plans, which have alleviated going concern uncertainty and are disclosed in Note 1 to our annual financial statements. Below is a description of some of our more significant capital raise activities intended to improve our liquidity:

On April 1, 2022, we entered into two mortgage loan agreements with an aggregate balance of $13.5 million to refinance seven of our properties. The loan agreements consist of one loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value, and one loan in the amount of $2.1 million on the property previously held in the tenancy-in-common investment at an interest rate of 3.85% from April 1, 2022 through and until March 31, 2027. In conjunction with the LC2 Investment to purchase the remaining interest in the tenancy-in-common interest discussed above, we assumed the original $2.1 million loan on the property with a balance as of December 31, 2024 of $2,014,851. Effective April 1, 2027 and through the maturity date of March 31, 2032, the interest rate adjusts to the 5-year Treasury plus 2.5% and is subject to a floor of 3.85%. Our CEO entered into a guarantee agreement pursuant to which he guaranteed the payment obligations under the promissory notes if they become due as a result of certain “bad-boy” provisions, individually and on behalf of the Operating Partnership.

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

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $1,809,840 were outstanding as of December 31, 2024 and 2023, respectively.

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

On August 10, 2023, we entered into a $21.0 million loan agreement with Valley National Bank ("Valley") to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. However, we entered into an interest rate swap to fix the interest rate at 7.47% per annum. Payments of interest and principal in the amount of approximately $156,000 are due and payable monthly, with all remaining principal and accrued but unpaid interest due and payable on a maturity date of August 10, 2028. The loan may generally be prepaid at any time without penalty in whole or in part, provided that there is no return of loan fees and prepaid financing fees. The loan is secured by first mortgages and assignments of rents in the properties comprising the Modiv Portfolio and eight other properties held by subsidiaries of GIP SPE that had outstanding loans with Valley. All of the mortgaged properties cross collateralize the loan, and the loan is guaranteed by the Operating Partnership and the subsidiaries that hold the properties subject to the acquisition of the Modiv Portfolio. The loan agreement requires a minimum debt-service coverage ratio 1.50:1 on a trailing twelve-month basis, tested as of December 31, 2024 and annually thereafter. Our President and CEO also entered into a personal, full recourse guarantee with a $7,500,000 cap. We were in compliance with all covenants with the exception of one property-level debt service coverage ratio ("DSCR") covenant for 15091 SW Alabama 20, LLC. In January 2024, Pratt and Whitney Automation vacated the property at the end of their lease and the property remained vacant for six months, thereafter. In August 2024, the Company entered into a lease with Auburn University for approximately 50 percent of the property's leasable space. During the six months of physical and economic vacancy, the property's mortgage DSCR was below the required 1.25 threshold resulting in a covenant deviation.

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

As of December 31, 2024 and December 31, 2023, we had accounts payable, accrued expenses and insurance payable totaling $2,023,338 and $1,813,231, respectively. Outstanding indebtedness consisted of the following as of December 31, 2024 and December 31, 2023:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	12/31/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,602,711	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,119,184	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,410,949	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,255,068	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	891,071	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	891,071	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,014,851	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,449,141	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,657,079	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,245,414	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,803,985	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,323,628	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,382,646	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	623,138	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	545,614	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	712,439	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	556,409	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	612,344	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	523,044	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	545,614	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	634,914	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,894,895	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,268,847	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,984,195	3,027,958	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	n/a	1.50
		63,045,913					59,443,251	58,143,672
						Less Debt Discount, net	(317,978)	(383,767)
						Less Debt Issuance Costs, net	(785,358)	(942,595)
							58,339,915	56,817,310

(a) Loan subject to prepayment penalty

(b) Fixed via interest rate swap

(c) One loan in the amount of $11.4 million secured by six properties and allocated to each property based on each property's appraised value.

(d) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(e) One loan in the amount of $21.0 million secured by 13 properties and allocated to each property based on each property's appraised value.

Our mortgage debt requires us to maintain certain debt service coverage ratios as noted above.

Minimum required principal payments on our outstanding debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2024
2025	$1,289,603	-	-	1,289,603
2026	1,319,320	-	5,500,000	6,819,320
2027	1,422,520	-	-	1,422,520
2028	21,757,611	-	-	21,757,611
2029	13,220,019	-	-	13,220,019
Thereafter	20,434,178	-	-	20,434,178
	$59,443,251	$-	$5,500,000	$64,943,251

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

Cash from Operations Activities

Net cash provided by operations was $1,022,362 and $12,345 during the twelve months ended December 31, 2024 and 2023, respectively. The change is primarily due to operating the Modiv portfolio for twelve months compared with only five months during the periods ended December 31, 2024 and 2023, respectively. The increase in operating cash also reflects the Company's optimization of timing for settling working capital accounts. We expect our cash flows from continuing operations during the upcoming fiscal cycle to be similar to our current year cash flows.

Cash from Investing Activities

Net cash used in investing was $5,773,323 and $33,314,974 for the twelve months ended December 31, 2024 and 2023, respectively. The year over year change is primarily due to the acquisition of the 13 property Modiv portfolio in August 2023 compared with the single property acquisition of Best Buy Ames, IA in August 2024.

Cash from Financing Activities

Net cash provided by financing activities was $2,246,453 and $32,701,579 for the twelve months ended December 31, 2024 and 2023, respectively. The change is primarily due to the financing scale for acquisition of the 13 property Modiv portfolio in August 2023 compared with the acquisition of a single property, Best Buy Ames, IA in August 2024.

Future Rental Payments

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2024
2025	$8,569,192
2026	8,368,784
2027	6,557,503
2028	4,897,628
2029	3,668,471
Thereafter	16,383,885
$48,445,463

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING ESTIMATES

As a company primarily involved in owning income generating real estate assets, management considers the following accounting estimates to be critical as they involve our more significant judgments and a significant level of estimation uncertainty. These critical accounting estimates are important for understanding and evaluating our reported financial results and financial condition and are reasonably likely to have a material impact on our future results of operations and financial condition. The judgments we make in selecting the estimation methods and significant assumptions, and their inherent estimation uncertainty, affect the reported amounts of assets and liabilities, and our disclosure of contingent assets and liabilities, as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimation methods or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies in our business may utilize different estimates that may impact the comparability of our results of operations and financial condition to theirs.

Impairment Assessment on Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements and tenant improvements.

Should events or a change in circumstances indicate that the carrying amount of an asset may not be recoverable and potential impairment losses may be necessary, management performs the following procedures:

•
Perform a recoverability test utilizing the undiscounted future cash flows of the property over the anticipated holding period to determine if the carrying value of the asset is recoverable.
•
Perform a fair value analysis if future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property.
•
Record a provision for impairment reducing the book value to estimated fair value, to the proportion that the estimated fair value is less than the current book value.

Key inputs that we utilize in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

The Company did not record any impairments on its investments in real estate for the two years included in our consolidated financial statements. The Company performed, timely, the first two steps of the impairment assessment outlined above: analysis of impairment indicators and undiscounted cash flows for properties with impairment indicators.

Purchase Price Allocations

During real estate acquisitions, management makes significant assumptions in determining the fair value of assets acquired and liabilities assumed. We typically allocate the cost of real estate acquired, inclusive of transaction costs, to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their relative estimated fair values. Intangible assets and liabilities consist of above-market or below-market lease value and the value of in-place leases, as applicable. The fair value of the in-place leases is estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of the above- or below- market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated current market lease rate expected over the remaining non-cancelable life of the lease. The capitalized above or below market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value of the land, building and improvements, and identified intangible assets and liabilities and is often based upon local market factors. Where applicable, any assumed mortgages are recorded at their estimated fair values. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Cash Projections for Going Concern Uncertainty Assessment

Estimating future cash flows requires significant assumptions regarding projected Company operations, investments and financing activities. We review operations, investment pipeline and financing activity monthly and update forecast cash needs assumptions, accordingly. Inputs include timing, amounts, required obligations, stakeholder impact, and scenario range of sensitivity. Identified variances are used to reassess assumptions and adjust cash projections where necessary. The use of different assumptions in cash projections could affect the Company's future financial position, acquisition of assets, or retirement of liabilities.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Twelve Months Ended December 31,
	2024	2023

Net loss	$(4,872,888)	$(4,441,465)
Other expense	-	506,639
Loss (gain) on derivative valuation	(372,573)	401,782
Depreciation and amortization	4,765,203	3,538,569
Loss on held for sale asset valuation	77,244	-
Funds From Operations	$(403,014)	$5,525
Amortization of debt issuance costs	202,621	146,745
Non-cash stock compensation	379,739	382,002
Adjustments to Funds From Operations	582,360	528,747
Core Funds From Operations	$179,346	$534,272

Net loss	$(4,872,888)	$(4,441,465)
Other expense	-	506,639
Loss (gain) on derivative valuation	(372,573)	401,782
Depreciation and amortization	4,765,203	3,538,569
Amortization of debt issuance costs	202,621	146,745
Above and below-market lease amortization, net	262,711	(2,873)
Straight line rent, net	(27,766)	64,572
Adjustments to net loss	$4,830,196	$4,655,434
Adjusted Funds From Operations	$(42,692)	$213,969

Dead deal expense	$35,873	$109,569
Non-cash stock compensation	379,739	382,002
Adjustments to Adjusted Funds From Operations	$415,612	$491,571
Core Adjusted Funds From Operations	$372,920	$705,540

Jumpstart Our Business Startups Act (“JOBS Act”)

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things, exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and meets certain qualification criteria. We currently qualify as an emerging growth company, but will no longer qualify after the earliest of:

•
the last day of the fiscal year during which we have annual total gross revenues of $1.235 billion or more;
•
the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act, which for us is September 2026;
•
the date on which we issue more than $1 billion in non-convertible debt securities during a previous three-year period; or
•
the date on which we become a large accelerated filer, which generally is a company with a public float of at least $700 million (Exchange Act Rule 12b-2).

As an emerging growth company, we are eligible to not obtain an auditor attestation on our internal control over financial reporting and to provide limited executive compensation information.

In addition, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard. The decision by companies to “opt out” of the extended transition period for complying with new or revised accounting standards is irrevocable. We did not opt out of the JOBS Act extended accounting transition period. We intend to take advantage of any of the extended transition periods provided by the Financial Accounting Standards Board ("FASB") for complying with new or revised accounting standards.

To the extent we take advantage of the reduced disclosure requirements for EGCs, investors may be less likely to invest in us or may view our shares as a riskier investment than a similarly situated company that does not take advantage of these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)	50
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	51
Consolidated Balance Sheets as of December 31, 2024 and 2023	52
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	53
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2024 and 2023	54
Consolidated Statements of Cash Flows for the years December 31, 2024 and 2023	55
Notes to the Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Generation Income Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in equity, redeemed preferred stock, and redeemable non-controlling interests, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick, LLP

We have served as the Company's auditor since 2024.

New York, New York

March 28, 2025

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2015 through 2024.

Houston, Texas

April 8, 2024

Generation Income Properties, Inc. Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2024	2023

Assets
Investments in real estate
Land	$23,288,811	$21,996,902
Building and site improvements	67,647,250	71,621,499
Acquired tenant improvements	2,384,076	2,072,205
Acquired lease intangible assets	10,504,740	10,571,331
Less: accumulated depreciation and amortization	(12,462,091)	(8,855,332)
Net real estate investments	91,362,786	97,406,605
Cash and cash equivalents	612,939	3,117,446
Restricted cash	34,500	34,500
Deferred rent asset	331,837	1,106,191
Prepaid expenses	140,528	139,941
Accounts receivable	48,118	241,166
Escrow deposits and other assets	1,233,123	493,393
Held for sale assets	6,732,001	-
Right of use asset, net	6,067,958	6,152,174
Total Assets	$106,563,790	$108,691,416

Liabilities and Equity
Liabilities
Accounts payable	$171,262	$406,772
Accrued expenses	1,127,896	688,146
Accrued expense - related party	683,347	683,347
Acquired lease intangible liabilities, net	1,036,274	1,016,260
Insurance payable	40,835	34,966
Deferred rent liability	176,017	260,942
Lease liability, net	6,464,901	6,415,041
Other payable - related party	-	1,809,840
Loan payable - related party	5,500,000	5,500,000
Mortgage loans, net of unamortized debt discount of $1,103,336 and $1,326,362 at December 31, 2024 and December 31, 2023, respectively, and debt issuance costs	58,340,234	56,817,310
Derivative liabilities	169,685	537,424
Total liabilities	73,710,451	74,170,048

Redeemable Non-Controlling Interests	26,664,545	18,812,423

Preferred Stock - Series A Redeemable Preferred stock, net,
$0.01 par value, 2,400,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2,400,000 shares issued and outstanding at December 31, 2023 with liquidation preferences of $5 per share	-	11,637,616

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,443,188 and 2,620,707 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	54,431	26,207
Additional paid-in capital	29,019,047	18,472,049
Accumulated deficit	(23,277,545)	(14,833,058)
Total Generation Income Properties, Inc. Stockholders' Equity	5,795,933	3,665,198

Non-Controlling Interest	392,861	406,131
Total equity	6,188,794	4,071,329

Total Liabilities and Equity	$106,563,790	$108,691,416

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Operations

	Period ended December 31 and December 31,
	2024	2023
Revenue
Rental income	$9,510,791	$7,593,564
Other income	251,845	39,036
Total revenue	9,762,636	7,632,600

Expenses
General and administrative expense	2,109,271	1,734,134
Building expenses	2,673,624	1,699,200
Depreciation and amortization	4,765,203	3,538,569
Interest expense, net	4,286,546	2,744,406
Compensation costs	1,060,336	1,372,539
Total expenses	14,894,980	11,088,848
Operating loss	(5,132,344)	(3,456,248)
Other expense	-	(506,639)
Gain on derivative valuation	372,573	(401,782)
Income on investment in tenancy-in-common	-	32,773
Dead deal expense	(35,873)	(109,569)
Loss on held for sale asset valuation	(77,244)	-
Net loss	(4,872,888)	(4,441,465)
Less: Net income attributable to non-controlling interests	3,476,599	1,275,797
Net loss attributable to Generation Income Properties, Inc.	(8,349,487)	(5,717,262)
Less: Preferred stock dividends	95,000	475,000
Net loss attributable to common shareholders	(8,444,487)	(6,192,262)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,163,956	2,520,437

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(1.64)	$(2.46)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2022	2,501,644	25,016	19,307,518	(8,640,796)	10,691,738	445,035	11,136,773	-	5,789,731
Restricted stock compensation	98,593	986	381,016	-	382,002	-	382,002	-	-
Cashless exercise of warrants	20,470	205	(205)	-	-	-	-	-	-
Issuance of Preferred Stock	-	-	-	-	-	-	-	11,637,616	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	17,100,000
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	(4,579,299)
Distribution on Non-Controlling Interests	-	-	-	-	-	(11,376)	(11,376)	-	(801,334)
Dividends on preferred stock	-	-	-	-	-		-	(475,000)	-
Dividends paid on common stock	-	-	(1,216,280)	-	(1,216,280)	-	(1,216,280)	-	-
Net (loss) income for the period	-	-	-	(6,192,262)	(6,192,262)	(27,528)	(6,219,790)	475,000	1,303,325
Balance, December 31, 2023	2,620,707	26,207	18,472,049	(14,833,058)	3,665,198	406,131	4,071,329	11,637,616	18,812,423
Restricted stock compensation	-	-	379,739	-	379,739	-	379,739	-	-
Stock issuance costs	-	-	(282,619)	-	(282,619)	-	(282,619)	-	-
Cashless exercise of warrants	7,884	79	(79)	-	-	-	-	-	-
Insider purchase of shares	20,000	200	(200)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	5,580,000
Distribution on Non-Controlling Interests	-	-	-	-	-	(5,688)	(5,688)	-	(1,212,059)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(1,159,514)	-	(1,159,514)	-	(1,159,514)	-	-
Net (loss) income for the period	-	-	-	(8,444,487)	(8,444,487)	(7,582)	(8,452,069)	95,000	3,484,181
Balance, December 31, 2024	5,443,188	54,432	29,019,047	(23,277,545)	5,795,933	392,861	6,188,794	-	26,664,545

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc. Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,872,888)	$(4,441,465)
Adjustments to reconcile net loss to cash from operating activities
Depreciation of building and site improvements	2,942,893	2,168,146
Amortization of acquired tenant improvements	345,658	188,586
Amortization of in-place leases	1,476,650	1,181,837
Amortization of above market leases	407,083	169,784
Amortization of below market leases	(143,641)	(171,925)
Amortization of above market ground lease	(731)	(732)
Amortization of debt issuance costs	202,621	146,745
Restricted stock unit compensation	379,739	382,002
Non-cash ground lease expense	84,216	80,488
Income on investment in tenancy-in-common	-	(32,773)
Dead deal expense	35,873	109,569
(Loss) gain on derivative valuation, net	(372,573)	401,782
Loss on held for sale asset valuation	77,244	-
Changes in operating assets and liabilities
Accounts receivable	193,048	(145,103)
Escrow and other assets	(734,895)	(173,510)
Deferred rent asset	774,354	(817,394)
Prepaid expenses	(36,460)	(116,868)
Accounts payable	(235,510)	233,311
Accrued expenses	534,746	227,522
Accrued expenses - related party	-	554,446
Lease liability	49,860	58,753
Deferred rent liability	(84,925)	9,144
Net cash provided by operating activities	1,022,362	12,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	(5,773,323)	(31,956,583)
Purchase of remaining tenancy-in-common interest	-	(1,358,391)
Net cash used in investing activities	(5,773,323)	(33,314,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	5,580,000	17,100,000
Redemption of redeemable non-controlling interests	-	(4,579,299)
Proceeds from issuance on loan payable - related party	-	4,000,000
Repayment of other payable - related party	(1,809,840)	(777,460)
Mortgage loan borrowings	2,217,350	21,000,000
Mortgage loan repayments	(897,047)	(886,927)
Equity issuance costs	(282,650)	(362,384)
Debt issuance costs	-	(371,959)
Insurance financing borrowings	400,889	368,939
Insurance financing repayments	(395,021)	(380,341)
Distribution on non-controlling interests	(1,217,747)	(812,710)
Dividends paid on preferred stock	(190,000)	(380,000)
Dividends paid on common stock	(1,159,481)	(1,216,280)
Net cash provided by financing activities	2,246,453	32,701,579

Net (decrease) increase in cash and cash equivalents	(2,504,507)	(601,050)
Cash and cash equivalents and restricted cash - beginning of period	3,151,946	3,752,996
Cash and cash equivalents and restricted cash - end of period	$647,439	$3,151,946

CASH TRANSACTIONS
Interest paid	$4,002,922	$2,445,585
NON-CASH TRANSACTIONS
Accrual of preferred stock dividend	-	95,000
Assumption of loan in connection with purchase of remaining tenancy-in-common interest	$-	1,695,573
Conversion of Preferred Stock into Common Stock	$11,637,616	$-
Stock issued for cashless exercise of Investor Warrants	$79	$205
Deferred distribution on redeemable non-controlling interests	2,805,204	$501,991
Gain on change in fair value of derivative instrument	$-	$-

Issuance of Preferred Stock for Modiv acquisition	$-	$12,000,000

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of December 31, 2024 owned 88.9% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.002% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of December 31, 2024 and 2023, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 27 and 26 properties, respectively.

Management’s Liquidity Plans

In accordance with FASB Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, management is required to assess a company's ability to continue as going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances. Management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements are prepared assuming the Company will continue as a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the twelve months ended December 31, 2024, the Company generated positive operating cash flows of $1,022,362 and had cash on hand of $647,439 as of December 31, 2024. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans and optimizing portfolio assets and divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. The Company’s ability to continue as a going concern has been improved upon by implementing and executing management’s plan, and the Company’s liquidity and profitability has continued to improve, accordingly.

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

The consolidated financial statements include the accounts of all entities in which the Company has a controlling financial interest. The ownership interests of other investors in these entities are recorded as non-controlling interests or redeemable non-controlling interest. Non-controlling interests are adjusted each period for additional contributions, distributions, and the allocation of net income or loss attributable to the non-controlling interests. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, only the Company’s share of the earnings (or losses) of these entities are included in consolidated net income or loss.

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

	As of December 31,	As of December 31,
	2024	2023
Cash and cash equivalents	$612,939	$3,117,446
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$647,439	$3,151,946

Deferred Financing Costs

During the years ended December 31, 2024 and 2023, the Company expensed $0 of stock issuance costs. The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2024 and 2023 of $202,621 and $146,745, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2024 and 2023 of $28,903 and $371,959, respectively.

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes prepaid rent of the following:

	As of December 31,	As of December 31,
	2024	2023
Prepaid Rent	$196,442	$280,332

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for tenant receivables recorded during the twelve months ended December 31, 2024 and 2023.

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

Investments in Real Estate – Operating Properties

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above or below market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under FASB ASC 805, Business Combinations, and to date has concluded that all asset transactions are asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

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

Intangible assets and liabilities consist of the value of in-place leases and above- and below- market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under FASB ASC 805, Business Combinations, and to date has concluded that all asset transactions are asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

Real Estate Held for Sale

Management evaluates portfolio assets periodically for market alignment and value contribution. Assets identified for disposition are accounted as held for sale when certain criteria have been met, and management believes it is probable that the disposition will occur within one year. Properties are held for sale for a period longer than one year if events or circumstances out of the Company’s control occur that delay the sale and while management continues to be committed to the plan of sale and is performing actions necessary to respond to the conditions causing the delay the properties held for sale remain salable in their current condition. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell, and depreciation and amortization are no longer recognized. Held for sale properties are evaluated quarterly to ensure that properties continue to meet the held for sale criteria. If properties are required to be reclassified from held for sale to held for use due to changes to a plan of sale, they are recorded at the lower of fair value or the carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

Properties that do not meet the held for sale criteria are accounted for as operating properties. As of December 31, 2024, the property at 15091 SW Alabama 20, LLC is recorded as held for sale and is expected to be divested during the second quarter of 2025. The aforementioned property had previously been recorded as held for sale under a PSA with a different buyer at a sales price of $6.15 million, which resulted in a $1.1 million impairment loss in the quarter ended March 31, 2024. That sale was not consummated. Under the currently active PSA, the sale price of $7.2 million, would allow for the recapture of approximately $1 million of the previously recorded unrealized loss. Accordingly, the Company has adjusted the held for sale entry and has recorded a net unrealized loss of approximately $80,000 for the year ended December 31, 2024

Depreciation Expense

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

Under FASB ASC 842, Leases, the Company recognizes a Lease liability on its Consolidated Balance Sheets for its ground lease and corresponding Right of use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the Lease liability and resulting Right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the Lease liability.

Impairments on real estate investments and acquired lease intangibles

The Company reviews real estate investments and related acquired lease intangibles, for possible impairment by applying FASB ASC 360, Property, Plant and Equipment, when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may become impairment indicators are, but not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life.

There were no impairments during the twelve months ended December 31, 2024 and 2023.

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

Impairment of Equity Method Investees

A loss in value of investments in real estate partnerships, which are accounted under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If the Company identifies events or circumstances that indicate that the value of the Company's investment may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. There were no such impairments in the Company's investment holdings during the twelve months ended December 31, 2024 and 2023.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code (“Code”) commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the years ended December 31, 2024 and 2023.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of December 31, 2024 and 2023. At December 31, 2024, the Company's tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with FASB ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of restricted stock-based compensation awards. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options, restricted stock, and restricted stock units if their effect is anti-dilutive. As of December 31, 2024 and 2023, the total number of common stock equivalents was 891,012 and 989,716, respectively, and composed of stock warrants and unvested restricted shares. The Company incurred a net loss for the years ended December 31, 2024 and 2023, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Segment Reporting

In accordance with ASU 2023-07, which we adopted in our fiscal year 2024, the Company is required to disclose certain financial reporting in relation to operating segments, even if it has a single operating and reportable segment. The Company engages in a single business operating segment: leasing our property to our tenants. The chief operating decision maker reviews economic data at the real estate portfolio level and allocates resources on the basis of reviewing financial results for the consolidated entity and uses consolidated net loss as the primary measure of profit (loss) for the single reportable segment.

The Company is a real estate investment trust focused on acquiring, managing and divesting of income-producing retail, office, and industrial properties leased to high quality tenants under net operating leases. All of the properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. All of the properties are located in the United States of America and operate within a comparable regulatory environment.

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM reviews the business on a consolidated basis to assess performance and make operating decisions. The Company has only one operating segment because of its organizational and management structure, as well as the information used by the CODM to make decisions about resource allocation and assess performance, which is the consolidated financial statements.

The CODM uses consolidated net loss and net loss attributable to common shareholders, as reported on the consolidated statements of operations, as a primary measure when determining where to make investments in accordance with the Company’s investment strategies. The CODM manages the business using consolidated expense categories as reported on the consolidated statements of operations, including analysis comparing such expense categories to their forecasted amounts for the single operating segment when making decisions about the allocation of operating and capital resources. Details of the Company's assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, restricted cash, and liabilities.

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

On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.6 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent reflected in the table below, accordingly.

Best Buy
Land	$2,032,016
Building and site improvements	2,811,317
Acquired tenant improvements	308,715
Acquired lease intangible assets	574,710
Total real estate investments	$5,726,758

Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	As of December 31,	As of December 31,
	2024	2023
Acquired lease intangible assets	$10,504,740	$10,571,331
Accumulated amortization	(3,821,035)	(2,581,586)
Acquired lease intangible assets, net	$6,683,705	$7,989,745

The acquired lease intangible assets balance as of December 31, 2024 consists of $8,847,484 in-place leases and $1,657,256 above market leases. The acquired lease intangible assets balance as of December 31, 2023 consists of $8,914,075 in-place leases and $1,657,256 above market leases.

The amortization for in-place assets for the twelve months ended December 31, 2024 and 2023 was $1,476,650 and $1,181,837, respectively. The amortization for above market leases for the twelve months ended December 31, 2024 and 2023 was $407,083 and $169,784, respectively.

The future amortization for intangible assets is listed below:

As of December 31,
2024
2025	$1,841,891
2026	1,713,593
2027	1,103,124
2028	843,763
2029	579,092
Thereafter	602,242
$6,683,705

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities are comprised of the following:

	As of December 31,	As of December 31,
	2024	2023
Acquired lessor lease intangible liabilities	$1,468,695	$1,304,309
Accumulated accretion to rental income	(475,573)	(331,932)
Acquired lessor lease intangible liabilities, net	$993,122	$972,377

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,057)	(1,324)
Acquired lessee lease intangible liabilities, net	$43,150	$43,883

The amortization for acquired lessor lease intangible liabilities for the twelve months ended December 31, 2024 and 2023 was $143,641 and $171,925, respectively. The future amortization for acquired lessor lease intangible liabilities is listed below:

As of December 31,
2024
2025	$164,166
2026	149,611
2027	140,430
2028	139,988
2029	87,570
Thereafter	311,357
$993,122

The amortization for acquired lessee lease intangible liabilities for the twelve months ended December 31, 2024 and 2023 was $731 and 732, respectively. The future amortization for acquired lessee lease intangible liabilities is listed below:

As of December 31,
2024
2025	$731
2026	731
2027	731
2028	731
2029	731
Thereafter	39,495
$43,150

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of December 31, 2024.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. As of December 31, 2024, the Company has paid off the full $2,912,300 and no outstanding balance remains. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet as of December 31, 2024.

JCWC Funding, LLC

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2024.

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

During the years ended December 31, 2024 and 2023, the Company incurred $0 and $87,264 of issuance costs related to the issuance of the Preferred Interest. Because of the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $2,874,975 as of December 31, 2024.

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

Following these transactions as of December 31, 2024, the Company owned 88.9% of the common units in the Operating Partnership and outside investors owned 11.1%.

The following table reflects our Redeemable Non-Controlling Interests during the twelve months ended December 31, 2024 and 2023:

	Brown Family Trust and Brown Family Enterprises, LLC	Irby Prop Partners	Richard Hornstrom	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2022	$500,000	$1,014,748	$686,114	$1,109,570	$2,479,299	$-	$-	$5,789,731	$445,035
Issuance of Redeemable Non-Controlling Interests	3,000,000	-	-	-	-	-	14,100,000	17,100,000	-
Redemption of Redeemable Non-Controlling Interests	(500,000)	(950,000)	(650,000)	-	(2,479,299)	-	-	(4,579,299)	-
Distribution on Non-Controlling Interests	(167,787)	(134,403)	(84,286)	(72,605)	(55,511)	-	(286,742)	(801,334)	(11,376)
Net income (loss) for the period	167,787	69,655	48,172	72,605	55,511	-	889,595	1,303,325	(27,528)
Balance, December 31, 2023	$3,000,000	$-	$-	$1,109,570	$-	$-	$14,702,853	$18,812,423	$406,131
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	5,580,000	-	5,580,000	-
Redemption of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	-
Distribution on Non-Controlling Interests	(210,000)	-	-	(72,627)	(23,823)	(125,905)	(779,703)	(1,212,059)	(5,688)
Net income (loss) for the period	210,000	-	-	72,627	23,823	125,905	3,051,825	3,484,181	(7,582)
Balance, December 31, 2024	$3,000,000	$-	$-	$1,109,570	$-	$5,580,000	$16,974,975	$26,664,545	$392,861

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

In January 2024, the Company declared and paid final preferred stock dividends of $95,000 to holders of its Series A Preferred Stock shares. In January 2024, the Company also paid another $95,000 dividend on the Series A Preferred Stock declared in December 2023 and accrued as of December 31, 2023. On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the “June 2024 Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of $2,500,000 in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

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

Also on July 24, 2024, the Operating Partnership and the Contributor entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) pursuant to which the Contributor contributed 155,185 Common Units in exchange for 155,185 Series B-1 Preferred Units. If and when determined by the Company, as general partner of the Operating Partnership, in its sole discretion, holders of the Series B-1 Preferred Units will be paid cash distributions in the amount of $0.117 per Series B-1 Preferred Unit per quarter, subject to prior payment of any preferred return on senior preferred units of the Operating Partnership. The Contributor will have the right to cause the Operating Partnership to redeem the Series B-1 Preferred Units after two (2) years for either (i) cash in an amount equal to $7.15 per Series B-1 Preferred Unit or (ii) a number of shares of common stock of the Company equal to the number of Series B-1 Preferred Units being redeemed multiplied by 1.00, plus, in each case, an amount equal to all dividends accrued and unpaid thereon

Warrants

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

The Company has 819,360 and 898,200 warrants outstanding at December 31, 2024 and 2023, respectively, which will expire five to seven years from the date of issuance. See Note 13 Subsequent Events for Investor Warrants exercised after December 31, 2024.

As of December 31,
Issue Date	2024
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

The following is a summary of warrants outstanding as of December 31, 2024 and 2023:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of December 31, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2022	1,102,900	$11.25	3.7
Exercised	(204,700)	10.00
As of December 31, 2023	898,200	$11.53	2.7

Warrants exercisable	898,200	$11.53	2.7

The intrinsic value of the warrants as of both December 31, 2024 and 2023 was $0 and $0, respectively.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of December 31, 2024 and 2023, 220,162 and 158,840 shares, respectively, had been granted under the Omnibus Incentive Plan.

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

In March 2024, the board approved grants of restricted stock to directors effective June 15, 2024, allowing an elective deferral of up to three years. All board members elected to defer restricted stock and dividend equivalents for the full three year period.

The following is a summary of restricted shares issued for the years ended December 31:

	2024	2023
Number of Shares Outstanding at beginning of period	91,516	58,502
Restricted Shares Issued	39,362	98,593
Restricted Shares Vested	(69,556)	(65,579)
Number of Shares Outstanding at end of period	61,322	91,516

The Company recorded stock based compensation expense of $379,738 and $382,002 during the twelve months ended December 31, 2024 and 2023, respectively.

Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the twelve months ended December 31, 2024 and 2023:

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

Redemption.

Up until March 15, 2024, the Series A Preferred Stock would have been redeemable at the Company’s option for either (i) cash, in whole or in part, at a price per share equal to the $5.00 liquidation preference, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, until the redemption date on each share of Series A Preferred Stock to be redeemed (the “Cash Redemption Price”) or (ii) subject to the Company’s satisfaction of certain conditions, a number of shares of common stock (the “Underlying Shares”), in whole only and not in part, equal to the Cash Redemption Price, divided by the share price of the common stock as measured by the product of (a) the 60-day volume weighted average price (“VWAP”) from the date immediately preceding the date the Company provides notice of its intent to redeem the Series A Preferred Stock and (b) 110%. The maximum number of shares of the Company’s common stock that it will be required to issue in order to redeem the shares of Series A Preferred Stock in full shall not exceed 3,000,000 shares of common stock (the “Ceiling”) and the minimum number of shares of common stock that the Company shall be required to issue in order to redeem the shares of Series A Preferred Stock in full shall be no less than 2,200,000 shares (the “Floor”); provided that the Ceiling would not apply if (i) the Company failed to pay as of the date of the redemption, all dividends accrued (whether or not authorized or declared) on the Series A Preferred Stock, to, but not including, the date of the redemption or (ii) at any time after August 10, 2023, and before redemption of the Series A Preferred Stock, the Company failed to pay a monthly dividend on the common stock or reduces, or announced its intent to reduce, the monthly dividend paid on shares of common stock to a rate lower than $0.0396 per share per month. Each of the Floor and the Ceiling was subject to proportionate adjustments for any share splits (including those effected pursuant to a distribution of the Company’s common stock), subdivisions, reclassifications or combinations with respect to the Company’s common stock as described in the Articles Supplementary.

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

Registration Rights Agreement.

Additionally, the Company and Modiv entered into a Registration Rights Agreement, dated August 10, 2023 (the “RRA”), with respect to the Series A Preferred Stock. The RRA provided that Modiv would have the right to cause the Company to file a registration statement with the SEC registering the resale of shares of Series A Preferred Stock held by Modiv or its assigns on a delayed or continuous basis if such shares were not redeemed by the Company on or before March 15, 2024 The RRA also provided that, commencing March 16, 2024 until March 16, 2025, if requested by Modiv, the Company would use its commercially reasonable efforts to cause the Series A Preferred Stock to be listed on each securities exchange on which the Common Stock were then listed or, if the Common Stock were not then listed, on a national securities exchange selected by Modiv, provided that the Series A Preferred Stock met the listing requirements of any such securities exchange.

During the twelve months ended December 31, 2024 and 2023, the Company incurred $0 and $362,384, respectively, of issuance costs related to the issuance of the Series A Preferred Stock. Because of the redemption right, the non-controlling interest is presented as temporary equity at redemption value of $0 and $12,000,000 less issuance costs as of December 31, 2024 and 2023, respectively.

During the twelve months ended December 31, 2024 and 2023, the Company paid and accrued $0.0396 per share per month preferred stock dividends of $95,000 and $475,000, respectively, comprised of $0 and $380,000 paid to Modiv and $0 and $95,000 payable as of December 31, 204 and 2023, respectively.

In January 2024, all outstanding Series A Preferred Stock shares were redeemed for common shares. See Note 13 below.

Note 8 – Leases

Lessor Accounting

All of the Company's leases of real estate are classified as operating leases. The Company's Rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses (“Recoverable Costs”). A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income:

	2024	2023
Rental income
Fixed and in-substance fixed lease income	8,086,951	6,595,120
Variable lease income	1,715,047	931,731
Other related lease income, net:
Amortization of above- and below-market leases, net	(263,442)	2,141
Straight line rent, net	(27,765)	64,572
Total Rental income	9,510,791	7,593,564

For the twelve months ended December 31, 2024 and 2023, we had five tenants and four tenants, respectively, that each account for more than 10% of our annual rental revenue as indicated below:

	2024	2023
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	12%	18%
Pre-K - San Antonio, TX	11%	<10%
Dollar General	12%	<10%
Kohl's Corporation	10%	12%
exp U.S. services	10%	<10%
PRA Holdings, Inc. - Norfolk, VA	<10%	11%
Pratt & Whitney Automation, Inc. - Huntsville, AL	N/A	20%

Certain percentages referenced in the table above for the twelve months ended December 31, 2023 that were not presented in Form 10-K as of December 31, 2023, have been included for comparability with tenant activity for the twelve months ended December 31, 2024.

Future Minimum Rents

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2024
2025	$8,569,192
2026	8,368,784
2027	6,557,503
2028	4,897,628
2029	3,668,471
Thereafter	16,383,885
$48,445,463

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $375,047 for the twelve months ended for both December 31, 2024 and 2023, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Lease liability, net was $244,077 and $232,701 for the twelve months ended December 31, 2024 and 2023, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as December 31, 2024 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of December 31, 2024.

As of December 31,
2024
2025	245,111
2026	245,111
2027	245,111
2028	245,111
2029	257,839
Thereafter	21,317,694
Total undiscounted liability	$22,555,977
Present value discount	(16,091,335)
Lease liability	$6,464,642
Discount rate	4.58%
Term Remaining	59 years

Note 9 – Debt

The Company had the following mortgage loans outstanding as of December 31, 2024 and December 31, 2023, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	12/31/2024	12/31/2023	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,602,711	$10,757,239	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,119,184	7,341,804	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,410,949	4,562,722	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,255,068	1,286,664	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	891,071	913,958	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	891,071	913,958	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,014,851	2,066,604	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,449,141	2,512,050	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,657,079	1,699,642	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,245,414	1,277,404	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,803,985	3,901,694	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,323,628	6,416,362	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,382,646	2,417,587	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	623,138	632,277	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	545,614	553,615	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	712,439	722,886	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	556,409	564,568	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	612,344	621,324	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	523,044	530,714	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	545,614	553,615	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	634,914	644,225	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,894,895	2,937,348	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,268,847	1,287,454	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,984,195	3,027,958	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	n/a	1.50
		63,045,913					59,443,251	58,143,672
						Less Debt Discount, net	(317,978)	(383,767)
						Less Debt Issuance Costs, net	(785,358)	(942,595)
							58,339,915	56,817,310

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

The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2024 and 2023 of $202,621 and $146,745, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2024 and 2023 of $28,903 and $371,959, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of December 31, 2024, the Company was in compliance with all covenants, with the exception of one project level debt service coverage ratio ("DSCR") covenant for PNC for 15091 SW Alabama 20, LLC. In January 2024, Pratt and Whitney Automation vacated the property at the end of their lease and the property remained vacant for six months, thereafter. In August 2024, the Company entered into a lease with Auburn University for approximately 50 percent of the property's leasable space. During the six months of physical and economic vacancy, the property's mortgage DSCR was below the required 1.25 threshold resulting in a covenant deviation. According to the governing loan documents, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. Subsequent to the report date, the Company executed a PSA to sell the property for $7.2 million with the transaction expected to close in May 2025 as detailed in the Exhibit 10.68.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $10.6 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.5 million. During the twelve months ended December 31, 2024 and 2023, the Company incurred a guaranty fee expense to the Company's CEO of $387,056 and $290,316, respectively, recorded to interest expense. As of December 31, 2024 the Company recorded $206,219 for guaranty fees payable which is included in accrued expenses. On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $1,809,840 were outstanding as of December 31, 2024 and December 31, 2023, respectively.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of December 31, 2024
2025	$1,289,603	-	-	1,289,603
2026	1,319,320	-	5,500,000	6,819,320
2027	1,422,520	-	-	1,422,520
2028	21,757,611	-	-	21,757,611
2029	13,220,019	-	-	13,220,019
Thereafter	20,434,178	-	-	20,434,178
	$59,443,251	$-	$5,500,000	$64,943,251

Note 10 – Related Party Transactions

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $1,809,840 were outstanding as of December 31, 2024 and 2023, respectively. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to Additional paid in capital.

As disclosed previously, on October 14, 2022, the Company entered into a loan transaction that is evidenced by a secured non-convertible promissory note to Brown Family Enterprises, LLC, a preferred equity partner and therefore a related party, for $1,500,000 with a maturity of October 14, 2024, and bearing a fixed interest rate of 9% with simple interest payable monthly. The loan may be repaid without penalty at any time. The loan is secured by the Operating Partnership’s equity interest in its current direct subsidiaries that hold real estate assets pursuant to the terms of a security agreement between the Operating Partnership and Brown Family Enterprises, LLC. On July 21, 2023, the Company amended and restated the promissory note to reflect an increase in the loan to $5.5 million and extend the maturity date thereof from October 14, 2024 to October 14, 2026. Except for the increase in the amount of the Loan and Note and the extension of the maturity date thereof, no changes were made to the original note. During the period ended December 31, 2024 and 2023 the Company expensed and paid $495,000 and $295,510 in interest, respectively.

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.05% as of December 31, 2024.

During the twelve months ended December 31, 2024 and 2023, the Company incurred a guaranty expense to the Company's President and CEO of $387,056 and $290,316 of which $194,344 and $177,347 remained payable as of December 31, 2024 and 2023, respectively. See Note 9 – Debt for details of the guaranty provided by the Company's President and CEO.

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

The condensed income statements for the twelve months ended December 31, 2024 and 2023 for the tenancy-in-common investment is as follows:

	Twelve Months ended December 31	Jan 1 to Sep 7,
	2024	2023
Total revenue	$-	$267,454
Total expenses	$-	$201,909
Operating income	-	65,545
Loss on debt extinguishment	-	-
Net income	$-	$65,545
GIP, LP's Share	$-	$32,773

As of September 7, 2023, the TIC is no longer extant and no activity was recorded during the twelve months ended December 31, 2024.

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

In August 2024, the Company entered into a $2.5 million loan agreement and corresponding swap agreement to support project financing. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 2.5%, with interest payable monthly after each 30-day interest period. The interest swap fixed the interest rate at 6.3% per annum

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in Gain on derivative valuation for $372,573 for the twelve months ended December 31, 2024. As of December 31, 2024, the Company recognized a Derivative Liability of $169,685 and Derivative asset of $140,476, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. All inputs are considered Level 2 inputs. with the exception of credit risk. Level 2 inputs are derived from or corroborated by observable market data.

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$612,939	$612,939	$3,117,446	$3,117,446
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	140,476	140,476	135,642	135,642

Financial liabilities:
Interest rate swaps	169,685	169,685	537,424	537,424

Note 13 – Subsequent Events

Leasing

The Company received notice on February 25, 2025 that GSA Vacaville at 991 Nut Tree Road would be terminating their lease subject to a unilateral lease amendment by the White House administration's DOGE. The terms of termination include continuing vacating the premises on or around August 2025, until which time the tenant will continue schedule lease obligations and rent payments.

Acquisition

On February 6, 2025, the Company entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with (i) LMB Lewiston, LLC, an Ohio limited liability company (“SPV One”), LMB Ft. Kent, LLC, an Ohio limited liability company (“SPV Two”) and LMB Auburn Hills I, LLC, an Ohio limited liability company (“SPV Three”; and together with SPV One and SPV Two, the “SPVs”); (ii) Lloyd M. Bernstein, as the sole member of each of the SPVs (the “Contributor”); and (iii) Lloyd M. Bernstein, as representative of the SPVs and the Contributor, for the acquisition by the Operating Partnership through certain of its subsidiaries (the “Affiliated Entities”) of Contributor’s right title and interest in 100% of the issued and outstanding membership interests of each of the SPVs (the “SPV Interests”). Pursuant to the acquisition of the SPV Interests, the Operating Partnership, through the Affiliated Entities, will acquire a portfolio of three retail properties (the “Contributed Properties”), each of which is owned directly by an SPV. In exchange for Contributor’s contribution of the SPV Interests, the Operating Partnership issued to Contributor approximately $4.2 million of its Series B-2 preferred units of limited partnership interests (the “OP Units”), consisting of approximately 698,465 OP Units, based on a valuation of $6.00 per OP Unit. The Operating Partnership acquired the SPV Interests, subject to existing indebtedness on the Contributed Properties loaned by Camden National Bank, a national banking association, and Valley National Bank, a national banking association in an aggregate principal amount of $7,023,895.00 (the “Existing Debt”).

The SPV One Property contains 10,640 rentable square feet and is 100% leased to Dollar General. The SPV Interests in SPV One were acquired in exchange for consideration valued at approximately $1.95 million (subject to prorations and adjustments), consisting of (i) 116,701 OP Units valued at $6.00 per unit representing aggregate consideration of approximately $700,000 plus (ii) the acquisition of existing mortgage indebtedness in the amount of approximately $1.25 million. The mortgage indebtedness acquired in connection with the acquisition of the SPV One Property is a fixed rate loan owed to Valley National Bank. The loan matures on May 14, 2026, and has an interest rate equal to 3.5%.

SPV Two owns the fee simple interests in the retail property located at 1374 Glenn Center Drive, Kernersville, NC (the “SPV Two Property”). The SPV Two Property contains 19,097 rentable square feet and is 100% leased to Tractor Supply Company. The SPV Interests in SPV Two were acquired in exchange for consideration valued at approximately $4.45 million (subject to prorations and adjustments), consisting of (i) 198,281 OP Units valued at $6.00 per unit representing aggregate consideration of approximately $1.19 million plus (ii) the acquisition of existing mortgage indebtedness in the amount of approximately $3.26 million. The mortgage indebtedness acquired in connection with the acquisition of the SPV Two Property is a fixed rate loan owed to Camden National Bank. The loan matures on October 22, 2031, and has an interest rate equal to 2.9%.

SPV Three owns the fee simple interests in the retail property located at 3815 South Orlando Drive, Sanford, FL (the “SPV Three Property”). The SPV Three Property contains 8,148 rentable square feet and is 100% leased to M3 Food Group, LLC (Zaxby’s). The SPV Interests in SPV Three were acquired in exchange for consideration valued at approximately $4.8 million (subject to prorations and adjustments), consisting of (i) 383,483 OP Units valued at $6.00 per unit representing aggregate consideration of approximately $2.3 million plus (ii) the acquisition of existing mortgage indebtedness in the amount of approximately $2.5 million. The mortgage indebtedness acquired in connection with the acquisition of the SPV Three Property is a fixed rate loan owed to Valley National Bank. The loan matures on May 14, 2026, and has an interest rate equal to 6.29%.

Divestitures

On January 24, 2025 we entered into a purchase and sale agreement between GIPAL JV 15091 SW Alabama 20, LLC and Titomic, Inc. for the sale of the property located at 15091 SW Alabama 20, Huntsville AL for total consideration of $7,200,000. The transaction is subject to customary closing conditions and due diligence and is expected to consummate in May 2025.

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

Management, including our chief executive officer and principal accounting officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, CohnReznick, LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2024 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Amendment and Restatement of Bylaws

On March 26, 2025, the Company’s Board of Directors (the “Board”) approved and adopted an amendment and restatement of the Company’s Bylaws (as amended and restated, the “Bylaws”) to (i) expressly authorize that stockholder meetings may be held by remote communications and expressly provide that remote meetings will be subject to guidelines and procedures adopted by the Board; (ii) clarify the voting standard for election of directors in uncontested elections; (iii) enhance and clarify certain procedural mechanics and disclosure requirements relating to director nominations submitted by stockholders pursuant to the advance notice provisions of the Bylaws, including by requiring the stockholder providing the notice to provide additional information and disclosures regarding themselves and their nominees and provide certain representations and acknowledgements; (iv) enhance certain procedural mechanics and disclosure requirements in connection with stockholder submissions of proposals regarding other business at any meeting of the stockholders (other than proposals made pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), including by requiring that proposing stockholders provide additional information and disclosures regarding themselves and their proposals and provide certain representations and acknowledgements; and (v) make certain other clarifications and technical or non-substantive changes. The Bylaws were effective upon adoption by the Board.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated herein by reference.

(b) Rule 10b5-1

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements. (see Item 8)

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)	50
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	51
Consolidated Balance Sheets as of December 31, 2024 and 2023	52
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	53
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2024 and 2023	54
Consolidated Statements of Cash Flows for the years December 31, 2024 and 2023	55
Notes to the Consolidated Financial Statements	58

2.
Financial Statement Schedule. See Item 15(a)(1) above.

All financial statement schedules have been omitted, since schedules are not required for smaller reporting companies, like our Company, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

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

10.68*	Purchase and Sale Agreement between GIPAL JV 15091 SW Alabama 20, LLC and 144 Property Group, LLC, dated March 28, 2024.

21.1*	List of Subsidiaries

23.1*	Consent of CohnReznick, LLP

31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: March 28, 2025	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	March 28, 2025

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	March 28, 2025

/s/ Ben Adams	Director
Ben Adams		March 28, 2025

/s/ Gena Cheng	Director
Gena Cheng		March 28, 2025

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		March 28, 2025

/s/ Patrick Quilty	Director
Patrick Quilty		March 28, 2025