Form 10-K/A
period 2024-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2025-04-30
CIK 1651721

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

EXPLANATORY NOTE

Generation Income Properties, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025, to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Form 10-K/A amends and restates in their entirety Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K, and it also amends Part IV, Item 15 of the Original Form 10-K to include the following exhibits that were inadvertently omitted from the Original Form 10-K (i) Exhibits 4.2.3 to 4.2.5; (ii) Exhibit 10.69 to 10.86; (iii) and Exhibits 19.1 and 97.1. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Form 10-K/A.

Other than the items outlined above, this Amendment No. 1 does not modify or update the Original Filing. In addition, no other information has been updated for any subsequent events occurring after March 28, 2025, the date of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

GENERATION INCOME PROPERTIES, INC.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is a summary of the background and experience of each directors as of April 30, 2025. There is no family relationship among any of the directors and/or executive officers of the Company.

Benjamin Adams, age 53, has been a board member since July 2019. He has also been Chief Executive Officer and Founder of Ten Capital Management since May 2011, an independent, fundamental value-driven private equity real estate firm based in Cleveland, Ohio. He is responsible for the strategic direction and oversight of all firm activities. From January 2008 to April 2011, Mr. Adams was a Portfolio Manager with The Townsend Group, where he oversaw $1.7 billion in private equity real estate assets under management within the firm’s discretionary investment management business and was actively involved in product development and structuring. Prior to Townsend, Mr. Adams was a Vice President and General Counsel of Lionstone Development LLC, a Miami-based, principal balance sheet investor.

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

Gena Cheng, age 53, was appointed a board member on October 5, 2021. She has been managing director since August 2019 at Prospect Avenue Partners, a specialty capital raising, and advisory platform focused on the private equity industry. Named to PERE’s list of 30 Capital Raisers Who Can Make a Difference, Ms. Cheng has over 20 years of experience in the real asset industry, including investments, portfolio management, fundraising and investor relations. Ms. Cheng brings valuable real estate finance experience to the Company’s Board of Directors. Prior to launching Prospect Avenue Partners, Ms. Cheng served as Managing Director from July 2014 to February 2019 at USAA Real Estate Company. She also served as Managing Director from March 2010 to March 2014 at Forum Partners, a global real estate investment and asset management firm, and Managing Director and Chief Operating Officer from October 2006 to August 2009 at JT Partners, an international architecture, engineering, projects management, and consulting firm.

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

Stuart Eisenberg, age 62, was appointed a board member on February 3, 2020. He has been an independent consultant since June 2019 when he retired from BDO USA, LLP where he was a partner in the real estate services group from July 1997 until June 2019. Mr. Eisenberg served as the firm’s national real estate and construction industry practice leader and a member of the firm’s international real estate and construction industry steering committee. His experience includes consulting in connection with the formation, structuring and development of real estate investment trusts ("REIT") and real estate operating companies. He also provided financial reporting and due-diligence services in numerous initial and follow-on public offerings and in connection with the acquisition, financing and dispositions of commercial real estate.

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

Patrick Quilty, age 59, has been a board member since July 2019. He has also been Chief Credit Officer for a top global insurance company since September 2012. He is responsible for overseeing, assessing and approving a portfolio of highly structured transactions providing global risk solutions for middle market and Fortune 50 companies across diversified industries. From October 2010 to September 2012, Mr. Quilty was Co-Founder and Head of Credit Risk at Specialized Performance Advisory Group LLC, an independent asset management firm providing investment, advisory and risk counseling for family office and institutional clients. From November 2003 to October 2010, Mr. Quilty was a Senior Portfolio Manager for Barclays Capital Loan Portfolio focused on the Specialty Finance and REIT sectors. Mr. Quilty has also served as a credit derivatives trader in their Principal Credit and Risk Finance Group.

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

David Sobelman, age 53, serves as chairman of our Board and our President, Chief Executive Officer, and Secretary. He founded Generation Income Properties, Inc. after serving almost 13 years in different capacities within the net lease commercial real estate market. In June 2017, Mr. Sobelman started 3 Properties, a commercial real estate brokerage firm focused solely on the net lease market. Mr. Sobelman has held various roles within the single tenant, net lease commercial real estate investment market, including investor, asset manager, broker, owner, analyst and advisor. In 2005, David began working with Calkain Companies LLC, a real estate brokerage and advisory firm. During his tenure, Calkain grew from two employees to over 40, and became one of the leading single tenant, net lease firms in the country. Prior to Mr. Sobelman’s career in single tenant, net lease investments, he served as a member of The White House staff, and was subsequently appointed to work for the Secretary of the Department of Health and Human Services. Mr. Sobelman wrote The Little Book of Triple Net Lease Investing, a leading book on the single tenant, triple-net lease investment market, which is currently in its second edition. Mr. Sobelman is a featured speaker at conferences in the United States and abroad and has been quoted in articles in The Wall Street Journal, Forbes, Fortune and various regional real estate trade publications. Mr. Sobelman received a Bachelor of Science degree from the University of Florida and is an alumnus of the Harvard Business School Executive Education Real Estate Management Program. Mr. Sobelman is a board member for the University of Florida Foundation. We believe that Mr. Sobelman’s experience in the net lease commercial real estate market and his status as founder of the Company qualify him for service as one of our directors.

EXECUTIVE OFFICERS

Set forth below is a summary of the background and experience of our executive officer other than David Sobelman as of April 30, 2025. Information about David Sobelman is set forth under “Directors.” There is no family relationship among any of the directors and/or executive officers of the Company.

Ron Cook, age 46, was hired as our Vice President of Accounting and Principal Finance and Accounting Officer effective November 15, 2023. Effective January 1, 2025, Mr. Cook executed a one-year contract to continue to provide CFO services to the Company. Mr Cook has provided management consulting services through Cook Financial Partners since 2008 through the present, serving a broad range of clients with outsourced business and financial advisory services. Mr. Cook served as Chief Financial Officer and Strategic Advisor of The Peebles Corporation ("Peebles"), a privately-held real estate investment and development firm, from 2019 through 2022. Peebles develops mixed-use, multifamily, office and retail properties through direct investment and through public-private partnerships. Mr. Cook oversaw all financial functions, acquisitions and development, and strategic initiatives. From 2014 through 2018, he served as a Senior Manager in the boutique management consultancy Riveron Consulting ("Riveron"). Riveron advises private equity firms and publicly traded companies in business strategy, mergers and acquisitions, and financial compliance. At Riveron, Mr. Cook served clients across various industries through services spanning transaction advisory, IPO readiness and execution, and business strategy. Prior to Riveron, Mr. Cook served several real estate firms, including Jair Lynch Real Estate Partners, Hines Interests and Ross Management Services, in various finance and accounting roles. Mr. Cook began his career at Reznick, Fedder and Silverman (now CohnReznick) as an auditor, exclusively for real estate clients. He is a graduate of James Madison University with a Bachelor’s degree in Finance, the University of Maryland GC, with a Master's degree in Accounting, and the University of Virginia Darden School of Business with a Master's degree in Business Administration.

CORPORATE GOVERNANCE

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and beneficial owners of more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, we believe that during the twelve months ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely filed.

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

Audit Committee

For the fiscal year 2024, the Audit Committee was composed of three directors: (i) Patrick Quilty, (ii) Stuart Eisenberg and (iii) Betsy Peck. As of January 1, 2025, our audit committee consists of Patrick Quilty and Stuart Eisenberg, with Mr. Eisenberg serving as the chair of the committee. The Audit Committee has a one-member vacancy due to the resignation of Betsy Peck from the Board and the Committee on December 31, 2024, and, until a new member of the Audit Committee is appointed, the Company is relying upon the cure period under NASDAQ listing rules. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. Our board of directors has determined that Mr. Eisenberg qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee. Our Audit Committee met four times during 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The following describes the material compensation arrangements with the executive officers named in the Summary Compensation Table below (referred to as our "named executive officers"):

David Sobelman. On August 26, 2024, the Company entered into a Second Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with David Sobelman, the Company’s President and Chief Executive Officer. The Amended Employment Agreement, which was approved by the Board on August 26, 2024, amended and restated in its entirety the First Amended and Restated Employment Agreement, dated June 23, 2022, previously entered into between the Company and Mr. Sobelman.

The Amended Employment Agreement provides that Mr. Sobelman will receive a base salary of $200,000 per year, provided that the annual base salary will increase to (i) $300,000 upon the Company and its subsidiaries achieving $115 million or greater in gross asset value of real estate assets owned, (ii) $400,000 upon the Company and its subsidiaries achieving $150 million or greater in gross asset value of real estate assets owned, and (iii) $600,000 upon the Company and its subsidiaries achieving $500 million or greater in gross asset value of real estate assets owned. The base salary may be increased, but not decreased, in the discretion of the Board. The Amended Employment Agreement further provides that Mr. Sobelman will receive an annual nondiscretionary bonus on the first trading day of each December during the term of employment in the amount of 35% of his base salary then in effect. In addition, Mr. Sobelman will be entitled to receive, upon approval of the board, a discretionary annual performance-based bonus with a bonus target amount of 200% (and a bonus opportunity of up to 300%) of his then-current salary based on the Company materially meeting the Board-approved budget for the immediately preceding fiscal year.

In addition to the base salary and the foregoing bonuses, the Amended Employment Agreement provides that Mr. Sobelman will be paid $7,500 a year to be used solely to cover the actual cost to Mr. Sobelman of obtaining a death and disability insurance policy on his life for and for related costs and expenses. He will also be entitled to a guarantee fee for Company obligations that are personally guaranteed by Mr. Sobelman (but only if the personal guaranty is approved by the Board), with the amount of the guarantee fee being 1% of the guaranteed amount for a full guarantee and 0.5% for a non-recourse or fraud exception guarantee (with the guarantee fee increased to 10% on the 60th day following a termination without “cause” or termination for “good reason”, as those terms are defined in the agreement, unless the guarantee is removed during such 60-day period). Mr. Sobelman is also eligible to receive such medical, health, vacation, and other benefits as are provided by the

Company and its subsidiaries generally, and Mr. Sobelman will be eligible to participate in any 401(k) plan that the Company or its related entities may adopt in the future.

The Amended Employment Agreement provides that, on the first trading date of December of each year during the term of Mr. Sobelman’s employment, Mr. Sobelman will receive an annual grant of fully vested stock under the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan for a number of shares equal to Executive’s base salary as then in effect divided by the higher of the closing price of the Company’s common stock on the grant date or $10.00 per share.

Under the Amended Employment Agreement, Mr. Sobelman is subject to non-solicitation and non-competition covenants that expire one year following termination of employment and to customary confidentiality obligations. The term of Mr. Sobelman’s employment under the Amended Employment Agreement will continue until terminated by either the Company or Mr. Sobelman at any time, whether or not for cause, upon 60-days notice to the other party or until Mr. Sobelman’s death or disability. The Amended Employment Agreement may also be terminated by the Company for “cause” (as defined in the agreement) or by Mr. Sobelman for “good reason” (as defined in the agreement). “Good reason” includes certain changes in Mr. Sobelman’s responsibilities or duties without his consent, reductions in compensation or a material reduction in benefits, a material breach by the Company of the Amended Employment Agreement that remains uncured following notice of the breach, or a material relocation of his principal place of employment without his consent.

In the event that the Company terminates Mr. Sobelman’s employment without cause or Mr. Sobelman resigns for good reason, the Amended Employment Agreement provides that Mr. Sobelman will be entitled to receive severance compensation equal to two times (or three times if the termination occurs within 12 months of a “change in control”, as defined in the agreement) the sum of his then-current base salary plus his average bonus for the preceding three years. For this purpose, Mr. Sobelman’s then-current base salary shall be deemed to be equal to what his base salary would have then been if the properties included in the Company’s acquisition pipeline (as approved from time to time by the chair of the Board Compensation Committee) had been acquired prior to employment termination. In addition, in such event, Mr. Sobelman will be entitled to additional separation compensation in an amount equal to the premium payments for continuing healthcare coverage for Mr. Sobelman and his family for a period of 18 months. The foregoing severance compensation, if due, will be paid in 18 equal monthly installments. In addition, upon a termination without cause or for good reason, any unvested equity awards (if any) held by Mr. Sobelman will immediately vest.

Ron Cook. The Board of Directors of the Company appointed Ron Cook to serve as the Company’s Vice President of Accounting effective as of November 15, 2023. In his capacity as Vice President of Accounting, Mr. Cook will serve as the Company’s principal financial and accounting officer. Effective January 1, 2025, Mr. Cook executed a one-year contract, at a rate of $20,000 per month pursuant to an engagement letter that may be terminated by either party at any time.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for each of the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
David Sobelman, President and CEO	2024	$200,000	$70,000	$20,000	$410,072 (1)	$700,072
	2023	$200,000	$96,250	$110,000	$ 313,909 (2)	$720,159
Ron Cook, Vice President of Accounting	2024	$229,200	$ -	$ -	$ -	$229,200
	2023	$26,000	$ -	$ -	$ -	$26,000

(1)	Consists of health insurance premiums of $23,016 and guarantee fees payable to Mr. Sobelman of $387,056.

(2)	Consists of health insurance premiums of $23,593 and guarantee fees payable to Mr. Sobelman of $290,316.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were 19,366 unvested stock awards held by the named executive officers. None of our executive officers own vested or unvested stock options.

Equity-Based Incentive Compensation

An important element of our total executive compensation is our equity award program. We believe that our equity award program serves a number of important corporate objectives, most importantly the alignment of our executives’ interests with our stockholders’ interests. Our equity award program helps to ensure that each of our executives and directors have a significant portion of their net worth tied to the performance of our stock. We plan to grant additional restricted stock or restricted stock units with time-based vesting under our long-term equity incentive program. The Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) permits our Compensation Committee to grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides that 2,000,000 shares of our common stock are reserved for issuance under the plan.

Director Compensation

We do not have any other agreements for compensating our directors for their services in their capacity as directors, although such current and future directors are expected in the future to receive restricted shares, restricted stock units, or stock options to purchase shares of our common stock as awarded by our Board with the exception of Mr. Sobelman, who receives no additional compensation for his service as a director. None of our directors has ever been paid any cash compensation. The following table summarizes all of the compensation earned by our directors for service as a director of the Company during the year ended December 31, 2024:

Name	Fees earned or paid in cash	Stock Awards (1)	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Benjamin Adams	-	$50,000	-	-	-	-	$50,000
Gena Cheng	-	$50,000	-	-	-	-	$50,000
Stuart Eisenberg	-	$50,000	-	-	-	-	$50,000
Betsy Peck (2)	-	$50,000	-	-	-	-	$50,000
Patrick Quilty	-	$50,000	-	-	-	-	$50,000

(1)

The amounts reported in this column represent the aggregate fair value of the stock awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Relevant assumptions used to determine these amounts include a $5.68 per share valuation with a 0% forfeiture rate. In June 2024, the Board approved stock awards to be paid in restricted stock units, replacing the restricted stock shares.

(2)	Director resigned as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2025 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,

•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 5,443,188 common shares outstanding as of March 28, 2025. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 28, 2025, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated below, the address for each principal stockholder is Generation Income Properties, Inc., 401 E Jackson Street, Suite 3300, Tampa, Florida 33602.

	Shares Beneficially Owned
	Title or Class of Securities
	Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
John Robert Sierra Sr. Revocable Family Trust (2) 509 Guisando de Avila, Suite 200 Tampa, FL 33613	226,100	4.1%
Thomas E. Robinson (3) 477 Viking Drive, Suite 320 Virginia Beach, VA 23452	206,000	3.8%

Executive Officers and Directors
Benjamin Adams (4)	20,971	*
Gena Cheng (5)	15,946	*
Ron Cook (6)	-	*
Stuart Eisenberg (7)	26,946	*
Patrick Quilty (8)	24,446	*
David Sobelman (9)	176,384	3.2%
All executive officers and directors as a group (6 persons)	264,692	4.9%

*Represents less than 1% of beneficial ownership

(1)	Each share of common stock is entitled to one vote.

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

(3)	The principal business office address of Thomas E. Robinson is 477 Viking Drive, Suite 320, Virginia Beach, Virginia 23452.

(4)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested and 25 shares of common stock.

(5)	Consists of 15,946 shares of restricted common stock of which 10,077 shares have vested.

(6)	No shares owned as of March 28, 2025.

(7)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 3,000 warrants exercisable at $10.00 per share, and 3,000 shares of common stock.

(8)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 1,000 warrants exercisable at $10.00 per share, and 2,500 shares of common stock.

(9)

Consists of 19,366 shares of restricted common stock of which 6,455 shares have vested, and 134,432 shares of common stock. Also includes 2,586 shares of common stock that are issuable to Mr. Sobelman upon the redemption of common units held in the GIP Operating Partnership and 20,000 shares purchased by Mr. Sobelman in December 2024.

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

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that each of Benjamin Adams, Gena Cheng, Patrick Quilty, and Stuart Eisenberg is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board of directors also determined that the directors who each serve on our audit committee, our compensation committee, and our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

On August 9, 2022, we entered into a redemption agreement with Thomas E. Robinson, a unit holder in our Operating Partnership under which we agreed to redeem his units in our Operating Partnership under a set schedule. As such, we recorded an Other payable—related party in the amount of $2,912,300 upon execution of the redemption agreement. The Company made its final payment in December 2024 and zero is outstanding as of December 31, 2024.

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

During the twelve months ended December 31, 2024 and December 31, 2023, the Company incurred a guaranty expense to the Company's President and CEO of $387,056 and $290,316 of which $194,344 and $177,347 remained payable as of December 31, 2024 and 2023, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

As described in our Current Report on Form 8-K filed on July 25, 2024, the Company changed its independent registered public accounting firm in 2024 from MaloneBailey LLP (“MaloneBailey”) to CohnReznick LLP (“CohnReznick”). Set forth below are the fees paid by the Company to its independent registered public accounting firms, MaloneBailey and CohnReznick, for 2024 and 2023, respectively:

	Year-ended December 31,
	2024	2023
Audit Fees(1)
MaloneBailey	$47,440	$398,815
CohnReznick	300,150	n/a
Audit Fees Total	347,590	398,815
Audit - Related Fees(2)	-	-
Tax Fees(3)
MaloneBailey	86,147	75,000
CohnReznick	n/a	n/a
Tax Fees Total	86,147	75,000
All Other Fees(4)	-	-
Total	$433,737	$473,815

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

(2) Financial Statement Schedules

The financial statement schedules are included in Item 15 of the Original Form 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Form 10-K/A.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2*	Restated Bylaws of Generation Income Properties, Inc.
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015)
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018)
4.2.1

First Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference from Exhibit 4.4 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

4.2.2

Second Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)

4.2.3

Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2024).

4.2.4

Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 29, 2024).

4.2.5

Sixth Amendment to Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P., dated February 6, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 10, 2025).

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

10.69

Unit Purchase Agreement, dated June 27, 2024, by and between Generation Income Properties, L.P. and JCWC Funding, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 2, 2024).

10.70

Second Amended and Restated Employment Agreement, dated August 26, 2024, between Generation Income Properties, Inc. and David Sobelman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 29, 2024).

10.71	Ames Purchase and Sale Agreement dated June 13, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 29, 2024).
10.72	Ames Assignment Agreement dated August 23, 2024 (incorporated by refence to Exhibit 10.3 of the Company’s Form 8-K filed on August 29, 2024).
10.73	Loan Agreement dated August 23, 2024, between GIPIA 1220 S Duff Avenue, LLC and Valley National Bank (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on August 29, 2024).
10.74	Promissory Note dated August 23, 2024, between GIPIA 1220 S Duff Avenue, LLC and Valley National Bank (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 29, 2024).

10.75

Amended and Restated Limited Liability Company Agreement for GIPIA S Duff Avenue, LLC dated August 23, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 29, 2024).

10.76	Third Allonge to Promissory Note for GIPVA 130 Corporate Blvd, LLC dated August 23, 2024 (incorporated by refence to Exhibit 10.8 of the Company’s Form 8-K filed on August 29, 2024).
10.77	Second Note and Loan Modification Agreement for GIPVA 130 Corporate Blvd, LLC dated August 23, 2024 (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on August 29, 2024).
10.78	Debt Modification Agreement for GIPVA 2510 Walmer Ave, LLC, dated August 30, 2024(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2024).
10.79

Contribution and Exchange Agreement, dated July 24, 2024, by and between Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 29, 2024).

10.80

First Amendment to Second Amended and Restated Limited Liability Company Agreement of GIPVA 2510 Walmer Ave, LLC, dated July 25, 2024, by and between Generation Income Properties, L.P. and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 29, 2024).

10.81

First Amendment to Second Amended and Restated Limited Liability Company Agreement of GIPVA 130 Corporate Blvd, LLC, dated July 25, 2024, by and between Generation Income Properties and Brown Family Enterprises, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 29, 2024).

10.82

Contribution and Subscription Agreement, dated February 6, 2025, among Generation Income Properties, L.P., and (a) LMB Lewiston, LLC, LMB Ft. Kent, LLC, and LMB Auburn Hills I, LLC; (b) Lloyd M. Bernstein, as the sole member of each of such entities; and (c) Lloyd M. Bernstein, as representative (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 10, 2025).

10.83

Tax Protection Agreement, dated February 6, 2025, among Generation Income Properties, Inc., Generation Income Properties, L.P., and LMB Lewiston, LLC, LMB Ft. Kent, LLC, LMB Auburn Hills I, LLC and Lloyd M. Bernstein. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 10, 2025).

10.84	Secured Promissory Note, dated April 25, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2025).
10.85	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).

23.1	CohnReznick LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).

31.1	Rule 13a – 14(a) Certification of the Principal Executive Officer (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).

31.2	Rule 13a – 14(a) Certification of the Principal Financial Officer (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).
31.3*	Rule 13a - 14(a) Certification of the Principal Executive Officer
31.4*	Rule 13a - 14(a) Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on March 28, 2025).

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: April 30, 2025	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	April 30, 2025

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	April 30, 2025

/s/ Ben Adams	Director
Ben Adams		April 30, 2025

/s/ Gena Cheng	Director
Gena Cheng		April 30, 2025

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		April 30, 2025

/s/ Patrick Quilty	Director
Patrick Quilty		April 30, 2025