Form 10-Q
period 2025-03-31
GENERATION INCOME PROPERTIES, INC.
filed 2025-05-15
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 5,443,188 shares of Common Stock, par value $0.01 per share, outstanding as of May 9, 2025.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2024 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Assets
Investments in real estate
Land	25,689,428	23,288,811
Building and site improvements	72,147,330	67,647,250
Acquired tenant improvements	2,605,429	2,384,076
Acquired lease intangible assets	11,416,179	10,504,740
Less: accumulated depreciation and amortization	(13,374,019)	(12,462,091)
Net real estate investments	98,484,347	91,362,786
Cash and cash equivalents	630,557	612,939
Restricted cash	34,500	34,500
Deferred rent asset	373,344	331,837
Prepaid expenses	111,087	140,528
Accounts receivable	176,761	48,118
Escrow deposits and other assets	1,017,514	1,233,123
Held for sale assets	9,805,718	6,732,001
Right-of-use asset, net	6,048,033	6,067,958
Total Assets	$116,681,861	$106,563,790

Liabilities and Equity
Liabilities
Accounts payable	641,602	171,262
Accrued expenses	1,493,285	1,127,896
Accrued expense - related party	798,036	683,347
Acquired lease intangible liabilities, net	1,537,734	1,036,274
Insurance payable	-	40,835
Deferred rent liability	335,675	176,017
Lease liability, net	6,477,460	6,464,901
Loan payable - related party	5,500,000	5,500,000
Mortgage loans, net of unamortized debt discount of $1,569,096 and $1,103,336 at March 31, 2025 and December 31, 2024, respectively, and debt issuance costs	64,614,931	58,340,234
Derivative liabilities	423,753	169,685
Total liabilities	81,822,476	73,710,451

Redeemable Non-Controlling Interests	31,402,450	26,664,545

Stockholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,443,188 shares issued and outstanding at March 31, 2025 and December 31, 2024.	54,431	54,431
Additional paid-in capital	29,019,047	29,019,047
Accumulated deficit	(26,009,404)	(23,277,545)
Total Generation Income Properties, Inc. Stockholders' Equity	3,064,074	5,795,933

Non-Controlling Interest	392,861	392,861
Total equity	3,456,935	6,188,794

Total Liabilities and Equity	$116,681,861	$106,563,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2025	2024
Revenue
Rental income	$2,371,297	$2,274,730
Other income	10,298	158,443
Total revenue	2,381,595	2,433,173

Expenses
General and administrative expense	505,378	449,797
Building expenses	636,225	654,667
Depreciation and amortization	1,292,761	1,226,605
Interest expense, net	1,182,267	1,020,741
Compensation costs	240,745	282,015
Total expenses	3,857,376	3,633,825
Operating loss	(1,475,781)	(1,200,652)
Other expense	(286)	-
(Loss) gain on derivative valuation	(293,499)	380,550
Dead deal expense	(27,894)	-
Loss on held for sale asset valuation	-	(1,058,994)
Net loss	(1,797,460)	(1,879,096)
Less: Net income attributable to non-controlling interests	934,399	946,124
Net loss attributable to Generation Income Properties, Inc.	(2,731,859)	(2,825,220)
Less: Preferred stock dividends	-	95,000
Net loss attributable to common shareholders	(2,731,859)	(2,920,220)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,443,188	4,390,489

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.50)	$(0.67)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296

Balance, December 31, 2024	5,443,188	54,431	29,019,047	(23,277,545)	5,795,933	392,861	6,188,794	$-	26,664,545
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(405,648)
Net (loss) income for the period	-	-	-	(2,731,859)	(2,731,859)	-	(2,731,859)	-	934,399
Balance, March 31, 2025	5,443,188	54,431	29,019,047	(26,009,404)	3,064,074	392,861	3,456,935	$-	31,402,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,797,460)	$(1,879,096)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation of building and site improvements	833,471	748,654
Amortization of acquired tenant improvements	95,107	80,623
Amortization of in-place leases	364,184	397,328
Amortization of above-market leases	101,771	101,771
Amortization of below-market leases	(41,626)	(33,802)
Amortization of above-market ground lease	(183)	(183)
Amortization of debt issuance costs	42,533	47,780
Restricted stock unit compensation	-	94,935
Non-cash ground lease expense	19,925	20,486
Dead deal expense	27,894	-
Loss (gain) on derivative valuation, net	293,499	(380,550)
Loss on held for sale asset valuation	-	1,058,994
Changes in operating assets and liabilities
Accounts receivable	(157,444)	(42,684)
Escrow and other assets	176,178	(63,342)
Deferred rent asset	(41,507)	739,913
Prepaid expenses	(320,763)	(333,439)
Prepaid guaranty fees - related party	-	(96,360)
Accounts payable	470,340	(354,871)
Accrued expenses	365,389	(1,553)
Accrued expenses - related party	114,689	-
Lease liability	12,559	11,998
Deferred rent liability	159,658	(90,625)
Net cash provided by operating activities	718,214	25,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other payable - related party	-	(452,460)
Mortgage loan repayments	(254,114)	(319,778)
Equity issuance costs	-	(61,938)
Insurance financing borrowings	-	400,889
Insurance financing repayments	(40,835)	(68,533)
Distribution on non-controlling interests	(405,647)	(270,677)
Dividends paid on preferred stock	-	(190,000)
Dividends paid on common stock	-	(525,106)
Net cash used in financing activities	(700,596)	(1,487,603)

Net increase (decrease) in cash and cash equivalents	17,618	(1,461,626)
Cash and cash equivalents and restricted cash - beginning of period	647,439	3,151,946
Cash and cash equivalents and restricted cash - end of period	$665,057	$1,690,320

CASH TRANSACTIONS
Interest paid	$1,004,991	$1,247,442
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$7,023,895	$-
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$4,209,153	$-
Conversion of Preferred Stock into Common Stock	$-	$11,637,616
Stock issued for cashless exercise of Investor Warrants	$-	$46
Deferred distribution on redeemable non-controlling interests	$-	$685,873

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of March 31, 2025, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 30 properties.

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

For the three months ended March 31, 2025, the Company generated positive operating cash flows of $718,214 and had cash on hand of $665,057 as of March 31, 2025. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans and optimizing portfolio assets and divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. The Company's ability to continue as a going concern has been dependent upon by implementing and executing management's plan.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Cash

The Company considers all demand deposits and money market accounts to be cash equivalents. Amounts included in restricted cash represent funds owned by the Company related to tenant escrow reimbursements and immediate capital repair reserve. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows:

	As of March 31,	As of December 31,
	2025	2024
Cash and cash equivalents	$630,557	$612,939
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$665,057	$647,439

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes $356,100 and $196,442 of prepaid rent as of March 31, 2025 and December 31, 2024, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectability exists with respect to any tenant changes, the Company would recognize an adjustment to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three months ended March 31, 2025 or 2024.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. An impairment loss of approximately $1.06 million was recognized during the three months ended March 31, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024 and remains classified as held for sale as of March 31, 2025. There were no impairments in the Company's investments in real estate during the three months ended March 31, 2025.

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

Properties that do not meet the held for sale criteria are accounted for as operating properties. As of March 31, 2025, the property at 15091 SW Alabama 20, LLC is recorded as held for sale and is expected to be divested during the second quarter of 2025. The aforementioned property had previously been recorded as held for sale under a PSA with a different buyer at a sales price of $6.15 million, which resulted in a $1.1 million impairment loss in the quarter ended March 31, 2024. That sale was not consummated. Under the currently active PSA, the sale price of $7.2 million, allowed for the recapture of approximately $1 million of the previously recorded unrealized loss.

In April 2025 the Company entered into a purchase and sale agreement to dispose of the property located at 1300 S. Dale Mabry Hwy., Tampa, FL for a contract price of $3.45 million. As of the reporting date, the Company is engaged in due diligence with the prospective buyer, and the transaction is anticipated to close in the next quarter. As such, the Company has reclassified the asset to Held for sale assets on the consolidated balance sheet as of March 31, 2025 at the carrying value of approximately $3.1 million. No impairment loss was recognized as the carrying value of the asset did not exceed its fair value less costs to sell.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three months ended March 31, 2025 and 2024.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of March 31, 2025 or 2024. At March 31, 2025, the Company's tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. As of the three months ended March 31, 2025 and 2024, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2025	2024
In-place leases	$9,758,923	$8,847,484
Accumulated amortization	(3,490,925)	(3,244,168)
In-place leases, net	$6,267,998	$5,603,316

The amortization for in-place leases for the three months ended March 31, 2025 and 2024 was $364,184 and $397,328, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of March 31,
2025
2025 (9 months remaining)	1,126,479
2026	1,408,029
2027	1,016,058
2028	828,107
2029	650,946
Thereafter	1,238,379
$6,267,998

Above-market leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2025	2024
Above-market leases	$1,657,256	$1,657,256
Accumulated amortization	(678,638)	(576,867)
Above-market leases, net	$978,618	$1,080,389

The amortization for above-market leases for the three months ended March 31, 2025 and 2024 was $101,771 and $101,171, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of March 31,
2025
2025 (9 months remaining)	305,312
2026	380,037
2027	161,539
2028	104,334
2029	19,666
Thereafter	7,730
$978,618

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of March 31,	As of December 31,
	2025	2024
Acquired lessor lease intangible liabilities	$2,011,964	$1,468,695
Accumulated accretion to rental income	(517,199)	(475,573)
Acquired lessor lease intangible liabilities, net	$1,494,765	$993,122

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,238)	(2,057)
Acquired lessee lease intangible liabilities, net	$42,969	$43,150

The amortization for acquired lessor lease intangible liabilities for the three months ended March 31, 2025 and 2024 was $41,626 and $33,802, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2025
2025 (9 months remaining)	$135,304
2026	166,630
2027	157,449
2028	157,007
2029	104,589
Thereafter	773,786
$1,494,765

The amortization for acquired lessee lease intangible liabilities for the three months ended March 31, 2025 and 2024 was $183 and $183, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of March 31,
2025
2025 (9 months remaining)	$549
2026	731
2027	731
2028	731
2029	731
Thereafter	39,496
$42,969

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. The Company’s leases also provide for reimbursement from recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued. Income for these amounts is recognized on a straight-line basis. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income three months ended March 31, 2025 and 2024:

	2025	2024
Rental income
Fixed and in-substance fixed lease income	$2,192,055	$1,949,206
Variable lease income	197,879	388,729
Other related lease income, net:
Amortization of above- and below-market leases, net	(60,145)	(67,969)
Straight line rent revenue	41,508	4,764
Total rental income	$2,371,297	$2,274,730

For the three months ended March 31, 2025 and 2024, we had three tenants that each account for more than 10% of our rental revenue as indicated below:

	2025	2024
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	14%	16%
Pre-K - San Antonio, TX	10%	14%
Dollar General - multiple locations	12%	13%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter ending December 31 is listed below:

As of March 31,
2025
2025 (9 months remaining)	$6,984,283
2026	9,081,429
2027	7,273,565
2028	5,617,155
2029	4,365,213
Thereafter	21,722,580
$55,044,225

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

On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent is reflected in the above table, accordingly.

On February 6, 2025, the Company acquired three single-tenant retail properties from a single seller for an aggregate purchase price of approximately $11.2 million. The portfolio includes a 4,108-square-foot property in Sanford, Florida leased to Zaxby’s with annual base rent of approximately $240,434; a 10,640-square-foot property in Cleveland, Tennessee leased to Dollar General with annual base rent of approximately $119,728; and a 19,097-square-foot property in Kernersville, North Carolina leased to Tractor Supply Co. with annual base rent of approximately $303,000. Future minimum rent is reflected in the above table accordingly.

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended March 31, 2025 and 2024, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $60,244 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of March 31, 2025 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of March 31, 2025.

As of March 31,
2025
2025 (9 months remaining)	183,833
2026	245,111
2027	245,111
2028	245,111
2029	257,839
Thereafter	21,317,695
Total undiscounted liability	$22,494,700
Present value discount	(16,017,240)
Lease liability	$6,477,460
Discount rate	4.58%
Term Remaining	59 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of Closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14th, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of March 31, 2025.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. As of March 31, 2025, the Company has paid off the full $2,912,300 and no outstanding balance remains. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet as of March 31, 2025.

JCWC Funding, LLC

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the "June 2024 Unit Purchase Agreement") pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A

Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

Lloyd M. Bernstein

On February 6, 2025, the Operating Partnership entered into a Contribution and Subscription Agreement with LMB Lewiston, LLC, LMB Ft. Kent, LLC, and LMB Auburn Hills I, LLC (collectively, the "Contributed Entities") and their members. Pursuant to the agreement, the members of the Contributed Entities contributed 100% of their membership interests to the Operating Partnership in exchange for 698,465 newly issued Series B-2 Preferred Units at a price of $6.00 per unit, valued in aggregate at approximately $4.2 million. The Contributed Entities collectively own three single-tenant net lease retail properties leased to Zaxby's (Sanford, FL), Dollar General (Cleveland, TN), and Tractor Supply Co. (Kernersville, NC), with a combined gross asset value of $11.2 million. In connection with the contribution, the Operating Partnership assumed outstanding debt totaling approximately $7.0 million secured by the properties. The Preferred Units issued in the transaction carry a cumulative annual distribution of $0.33 per unit, payable monthly in arrears. Beginning on the second anniversary of closing, the holders may elect to redeem their units for a "Redemption Amount" as defined in the Amended and Restated Agreement of Limited Partnership.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2025.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $3,403,728 as of March 31, 2025.

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

Following these transactions as of March 31, 2025, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three months ended March 31, 2025 and 2024:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2023	$3,000,000	$1,109,570	$-	$-		$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(9,705)	-		(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	18,157	9,705	-		873,344	953,706	(7,582)
Balance, March 31, 2024	$3,000,000	$1,109,570	$-	$-		$15,388,726	$19,498,296	$395,705

Balance, December 31, 2024	$3,000,000	$1,109,570	$-	$5,580,000		$16,974,975	$26,664,545	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(52,500)	(24,209)	-	(90,675)	(33,934)	(204,331)	(405,648)	-
Net income (loss) for the quarter	52,500	24,209	-	90,675	33,934	733,081	934,399	-
Balance, March 31, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$17,503,725	$31,402,450	$392,861

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

Investor Warrants

The Investor Warrants may be exercised on a cashless basis if there is no effective registration statement available for the resale of the shares of common stock underlying such warrants. In addition, after 120 days after the Investor Warrants are issued, any Investor Warrant may be exercised on a cashless basis for 10% of the shares of Common Stock underlying the Investor Warrant if the volume-weighted average trading price of the Company’s shares of Common Stock on Nasdaq is below the then effective exercise price of the Investor Warrant for 10 consecutive trading days.

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

The Company has 819,360 and 852,690 warrants outstanding and exercisable as of March 31, 2025 and March 31, 2024, respectively, as summarized below. Investor Warrants issued on September 8 and 30, 2021 became exercisable on a cashless basis on January 6 and 28, 2022, respectively.

As of March 31,
Issue Date	2025
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	819,360	$11.61	2.5
Exercised	-	-
As of March 31, 2025	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(45,510)	10.00
As of March 31, 2024	852,690	$11.61	2.5

Warrants exercisable	852,690	$11.61	2.5

There was no intrinsic value for the warrants as of March 31, 2025 or March 31, 2024.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of March 31, 2025, 220,162 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the three months ended March 31, 2025 and 2024:

	2025	2024
Number of Shares Outstanding at beginning of period	61,322	91,516
Restricted Shares Issued	-	-
Restricted Shares Vested	-	(34,888)
Number of Shares Outstanding at end of period	61,322	56,628

The Company recorded stock based compensation expense of $- and $94,935 during the three months ended March 31, 2025 and 2024, respectively.

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

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of March 31, 2025 and December 31, 2024, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	3/31/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,602,711	$10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,070,667	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,380,897	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,246,821	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	885,068	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	885,068	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,001,273	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,432,644	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,645,916	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,237,025	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,778,361	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,297,705	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,372,878	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	620,584	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	543,377	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	709,518	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	554,128	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	609,834	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	520,900	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	543,377	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	632,312	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,883,028	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,263,646	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,971,962	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,507,448	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,246,390	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,245,489	n/a	1.20
		70,849,913					66,184,027	59,443,251
						Less Debt Discount, net	(826,271)	(317,978)
						Less Debt Issuance Costs, net	(742,825)	(785,358)
							64,614,931	58,339,915

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

The Company amortized debt issuance costs and debt discount during the three months ended March 31, 2025 and 2024 to interest expense of approximately $42,533 and $47,780, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2025 and 2024.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2025,the Company was in compliance with all covenants, with the exception of one project level debt service coverage ratio ("DSCR") covenant for PNC for 15091 SW Alabama 20, LLC. In January 2024, Pratt and Whitney Automation vacated the property at the end of their lease and the property remained vacant for six months, thereafter. In August 2024, the Company entered into a lease with Auburn University for approximately 50 percent of the property's leasable space. During the six months of physical and economic vacancy, the property's mortgage DSCR was below the required 1.25 threshold resulting in a covenant deviation. According to the governing loan documents, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $10.6 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.5 million. During the three months ended March 31, 2025 and 2024, the Company incurred a guaranty fee expense to the Company's CEO of $97,692 and $97,898, respectively, recorded to interest expense. As of March 31, 2025 the Company recorded $292,036 for guaranty fees payable which is included in accrued expenses.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded an Other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $1,357,380 were outstanding as of March 31, 2025 and March 31, 2024, respectively.

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

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2025
2025	$1,138,148	-	-	1,138,148
2026	5,110,416	-	5,500,000	10,610,416
2027	1,508,613	-	-	1,508,613
2028	21,846,023	-	-	21,846,023
2029	13,311,313	-	-	13,311,313
Thereafter	23,269,514	-	-	23,269,514
	$66,184,027	$-	$5,500,000	$71,684,027

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

As previously disclosed, on April 25, 2025, the Company entered into a short-term secured non-convertible promissory note with Brown Family Enterprises for $1,000,000 comprising terms as follows: i) 16% simple interest, per annum, on the first $500,000, payable in 90 days, ii) 9% simple interest, per annum on the remaining $500,000, payable in 180 days, and iii) the note may be repaid at any time without penalty.

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of March 31, 2025.

During the three months ended March 31, 2025 and 2024 the Company incurred a guaranty fee expense to the Company's CEO of $97,692 and $97,898, respectively, recorded to interest expense and is included in accrued expenses – related party on the Consolidated Balance Sheets as of March 31, 2025. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in loss on derivative valuation, net for $293,499 for the three months ended March 31, 2025. As of March 31, 2025, the Company recognized a Derivative Liability of $423,753 and derivative asset of $101,045, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2025		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$630,557	$630,557	$1,655,820	$1,655,820
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	101,045	101,045	148,710	148,710

Financial liabilities:
Interest rate swaps	423,753	423,753	169,942	169,942

Note 11 – Subsequent Events

There were no subsequent events other than noted in the Related Party footnote.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of March 31, 2025:

•
Creditworthy Tenants. Approximately 65% of our portfolio’s annualized base rent ("ABR") as of March 31, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, City of San Antonio (Prek-K), and Dollar General, and contributed approximately 36% of our portfolio’s annualized base rent.
•
% Leased. Our portfolio is 93% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of March 31, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is 15.24.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of March 31, 2025:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (4)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A	Y	1.0	2 x 5	Yes	$129,804	$43.27
Retail	Tampa, FL	2,200	Starbucks Corporation	BBB+	Y	2.9	4 x 5	Yes	$200,750	$91.25
Industrial	Huntsville, AL	59,091	Auburn University(3)	N/A	Not Rated	2.3	N/A	Yes	$283,500	$4.80
Office	Norfolk, VA	49,902	General Services Administration-Navy(6)	AA+	Y	3.5	N/A	Yes	$640,742	$12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(6)	N/A	N/A	9.1	2 x 5	Yes	$274,380	$12.33
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	2.4	1 x 5	Yes	$788,091	$22.62
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.3	5 x 5	Yes	$126,788	$36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	3.9	1 x 5	Yes	$100,682	$13.35
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.0	1 x 5	Yes	$353,061	$11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	8.6	2 x 5	Yes	$233,480	$21.33
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	1.9	2 x 5	Yes	$148,216	$56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	4.8	7 x 5	Yes	$864,630	$9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.3	1 x 8	Yes	$924,000	$18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.3	3 x 5	Yes	$361,075	$19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	$86,041	$9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	$79,320	$8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.3	3 x 5	Yes	$112,439	$12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	$81,036	$8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	$92,961	$10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	$85,924	$9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	5.6	3 x 5	Yes	$85,998	$9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	5.3	2 x 5	Yes	$103,607	$9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	1.7	1 x 5	Yes	$864,583	$26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.4	N/A	No	$257,050	$23.34
Retail	Santa Maria, CA	14,490	Walgreens (5)	BB-	Y	7.0	N/A	No	$369,000	$25.47
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	2.6	4 x 5	Yes	$366,600	$23.98
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.0	2 x 5	Yes	$405,471	$13.40
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Y	14.7	4 x 5	Yes	$240,434	$58.53
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	11.1	5 x 5	Yes	$119,728	$11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	N	10.3	4 x 5	Yes	$303,000	$15.87
Tenants - All Properties		596,105							$9,082,390	$15.24
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

Distributions

From inception through March 31, 2025, we have distributed $5,024,622 to common stockholders.

Recent Developments

On February 6, 2025, the Operating Partnership entered into a Contribution and Subscription Agreement (the "Contribution Agreement") pursuant to which the Operating Partnership issued 698,465 Series B-2 Redeemable Preferred Units with total value of $4,190,793 in exchange for membership interests in special purpose vehicles that own 3 properties in Sanford, FL, Cleveland, TN, and Kernersville, NC.On February 6, 2025, the Company entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with

(i) LMB Lewiston, LLC, an Ohio limited liability company (“SPV One”), LMB Ft. Kent, LLC, an Ohio limited liability company (“SPV Two”) and LMB Auburn Hills I, LLC, an Ohio limited liability company (“SPV Three”; and together with SPV One and SPV Two, the “SPVs”); (ii) Lloyd M. Bernstein, as the sole member of each of the SPVs (the “Contributor”); and (iii) Lloyd M. Bernstein, as representative of the SPVs and the Contributor, for the acquisition by the Operating Partnership through certain of its subsidiaries (the “Affiliated Entities”) of Contributor’s right title and interest in 100% of the issued and outstanding membership interests of each of the SPVs (the “SPV Interests”). Pursuant to the acquisition of the SPV Interests, the Operating Partnership, through the Affiliated Entities, will acquire a portfolio of three retail properties (the “Contributed Properties”), each of which is owned directly by an SPV. In exchange for Contributor’s contribution of the SPV Interests, the Operating Partnership issued to Contributor approximately $4.2 million of its Series B-2 preferred units of limited partnership interests (the “OP Units”), consisting of approximately 698,465 OP Units, based on a valuation of $6.00 per OP Unit. The Operating Partnership acquired the SPV Interests, subject to existing indebtedness on the Contributed Properties loaned by Camden National Bank, a national banking association, and Valley National Bank, a national banking association in an aggregate principal amount of $7,023,895.00 (the “Existing Debt”).

The SPV One Property contains 10,640 rentable square feet and is 100% leased to Dollar General. The SPV Interests in SPV One were acquired in exchange for consideration valued at approximately $1.95 million (subject to pro-rations and adjustments), consisting of (i) 116,701 OP Units valued at $6.00 per unit representing aggregate consideration of approximately $700,000 plus (ii) the acquisition of existing mortgage indebtedness in the amount of approximately $1.25 million. The mortgage indebtedness acquired in connection with the acquisition of the SPV One Property is a fixed rate loan owed to Valley National Bank. The loan matures on May 14, 2026, and has an interest rate equal to 3.5%.

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

Results of Operations

Operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

Revenue

During the three months ended March 31, 2025, total revenue from operations was $2,381,595 as compared to $2,433,173 for the three months ended March 31, 2024.

Operating Expenses

During the three months ended March 31, 2025, we incurred total operating expenses of $3,857,376 as compared to $3,633,825 for the three months ended March 31, 2024. Operating expenses increased by $223,551 as follows:

	Three months ended March 31,
	2025	2024	Change
General and administrative expense	$505,378	$449,797	$55,581
Building expenses	636,225	654,667	(18,442)
Depreciation and amortization	1,292,761	1,226,605	66,156
Interest expense, net	1,182,267	1,020,741	161,526
Compensation costs	240,745	282,015	(41,270)
Total expenses	$3,857,376	$3,633,825	$223,551
•
General, administrative and organizational costs remained relatively flat, year-over-year, with a modest increase of $55,581 for the comparative periods March 31, 2025 and 2024.
•
Building expenses remained relatively flat, year-over-year, with a modest decrease of $18,442 for the comparative periods March 31, 2025 and 2024.

•
Depreciation and amortization increased nominally, year-over-year, by $66,156 for the comparative periods March 31, 2025 and 2024 driven by the acquisition of a retail property in Ames, IA in August 2024.
•
Interest expense, net increased by $161,526 year-over-year, for the comparative periods March 31, 2025 and 2024, driven by debt financing in acquisition of the retail property in Ames, IA in August 2024.
•
Compensation costs decreased by $41,270, year-over-year, due to savings in salary expense and for accounting and administrative staff.

Net loss

During the three months ended March 31, 2025 and 2024, we generated a net loss of $1,797,460 and $1,879,096, respectively.

Net income attributable to non-controlling interests

During the three months ended March 31, 2025 and 2024, net income attributable to non-controlling interest was $934,399 and $946,124, respectively.

Net loss attributable to common shareholders

During the three months ended March 31, 2025 and 2024, we generated a net loss attributable to our shareholders of $2,731,859 and $2,920,220, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of March 31, 2025, we had total cash (unrestricted and restricted) of $665,057, properties with a gross cost basis of $109,801,194 and outstanding mortgage loans with a principal balance of $66,184,027.

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

Our President and CEO has also personally guaranteed the repayment of the $10.8 million due under the 7-11 - Washington, DC; Starbucks - South Tampa, FL; and vacant - Huntsville, AL loan as well as the $1.3 million loan secured by the Company's

Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.5 million.

During the three months ended March 31, 2025, we incurred a guaranty fee expense to our President and CEO of $97,692 recorded to interest expense. A guaranty fee expense of $97,898 incurred during the three months ended March 31, 2024.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded an other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of March 31, 2025. Remaining balances of $0 and $1,357,380 outstanding as of March 31, 2025 and 2024, respectively.

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

Outstanding mortgage loans payable consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

Occupying Tenant	Location	Original Loan Amount		Interest Rate		Maturity Date	3/31/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	$11,287,500	(a)	4.17%		3/6/2030	$10,602,711	$10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,070,667	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,380,897	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,246,821	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	885,068	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	885,068	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	2,001,273	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,432,644	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,645,916	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,237,025	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,778,361	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,297,705	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,372,878	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	620,584	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	543,377	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	709,518	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	554,128	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	609,834	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	520,900	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	543,377	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	632,312	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,883,028	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,263,646	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,971,962	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,507,448	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,246,390	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,245,489	n/a	1.20
		70,849,913					66,184,027	59,443,251
						Less Debt Discount, net	(826,271)	(317,978)
						Less Debt Issuance Costs, net	(742,825)	(785,358)
							64,614,931	58,339,915

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

We amortized debt issuance costs during the three months ended March 31, 2025 and 2024 to interest expense of approximately $42,533 and $47,780, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2025 and 2024.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2025, the Company was in compliance with all covenants, with the exception of one project level debt service coverage ratio ("DSCR") covenant for PNC for 15091 SW Alabama 20, LLC. In January 2024, Pratt and Whitney Automation vacated the property at the end of their lease and the property remained vacant for six months, thereafter. In August 2024, the Company entered into a lease with Auburn University for approximately 50 percent of the property's leasable space. During the six months of physical and economic vacancy, the property's mortgage DSCR was below the required 1.25 threshold resulting in a covenant deviation. According to the governing loan documents, failing to meet DSCR coverage requirements is a technical default triggering the risk of forfeiture of the property, accelerating the repayment of the remaining outstanding balance of the loan at the lender's discretion. In January 2025, the Company executed a PSA to sell the property for $7.2 million with the transaction expected to close in June 2025.

Minimum required principal payments on our debt as of March 31, 2025 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of March 31, 2025
2025	$1,138,148	-	-	1,138,148
2026	5,110,416	-	5,500,000	10,610,416
2027	1,508,613	-	-	1,508,613
2028	21,846,023	-	-	21,846,023
2029	13,311,313	-	-	13,311,313
Thereafter	23,269,514	-	-	23,269,514
	$66,184,027	$-	$5,500,000	$71,684,027

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2025.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $3,403,728 as of March 31, 2025.

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

Cash from Operating Activities

Net cash provided by operating activities was $718,214 and net cash provided by operating activities was $25,977 for the three months ended March 31, 2025 and 2024, respectively. The change is due to the doubling of the number of the Company's income generating assets through the 13 property Modiv acquisition.

Cash from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $0 and $0 , respectively.

Cash from Financing Activities

Net cash used in financing activities was $700,596 and $1,487,603 for the three months ended March 31, 2025 and 2024, respectively. The change is due to several factors comprising the pause of dividends payable to common and preferred stock holders and the timing of related party payables.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended March 31,
	2025	2024

Net loss	$(1,797,460)	$(1,879,096)
Other expense	(286)	-
Loss (gain) on derivative valuation	293,499	(380,550)
Depreciation and amortization	1,292,761	1,226,605
Funds From Operations	$(211,486)	$(1,033,041)
Amortization of debt issuance costs	42,533	47,780
Non-cash stock compensation	-	94,935
Adjustments to Funds From Operations	42,533	142,715
Core Funds From Operations	$(168,953)	$(890,326)

Net loss	$(1,797,460)	$(1,879,096)
Other expense	(286)	-
Loss (gain) on derivative valuation	293,499	(380,550)
Depreciation and amortization	1,292,761	1,226,605
Loss on held for sale asset valuation	-	-
Amortization of debt issuance costs	42,533	47,780
Above and below-market lease amortization, net	59,962	67,786
Straight line rent, net	41,508	4,764
Adjustments to net loss	$1,729,977	$966,385
Adjusted Funds From Operations	$(67,483)	$(912,711)

Dead deal expense	$27,894	$-
Loss on held for sale asset valuation	-	1,058,994
Non-cash stock compensation	-	94,935
Adjustments to Adjusted Funds From Operations	$27,894	$1,153,929
Core Adjusted Funds From Operations	$(39,589)	$241,218

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

Management, with the participation of our CEO and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management, including our CEO and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, the Company has used $1.1 million proceeds from the Public Offering to date for repayment of related party debt.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: May 15, 2025	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)