Form 10-Q
period 2025-06-30
GENERATION INCOME PROPERTIES, INC.
filed 2025-08-15
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 5,443,188 shares of Common Stock, par value $0.01 per share, outstanding as of August 9, 2025.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets June 30, 2025 (unaudited) and December 31, 2024	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in (Deficit) Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2024 (unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		44

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Assets
Investments in real estate
Land	$23,998,591	$23,288,811
Building and site improvements	70,929,505	67,647,250
Acquired tenant improvements	2,550,388	2,384,076
Acquired lease intangible assets	11,140,166	10,504,740
Less: accumulated depreciation and amortization	(14,119,815)	(12,462,091)
Net real estate investments	$94,498,835	$91,362,786
Cash and cash equivalents	356,130	612,939
Restricted cash	34,500	34,500
Deferred rent asset	361,207	331,837
Prepaid expenses	400,474	140,528
Accounts receivable	37,175	48,118
Escrow deposits and other assets	588,290	1,233,123
Held for sale assets	2,657,414	6,732,001
Right-of-use asset, net	6,028,253	6,067,958
Total Assets	$104,962,278	$106,563,790

Liabilities and Equity
Liabilities
Accounts payable	$416,097	$171,262
Accrued expenses	1,347,395	1,127,896
Accrued expense - related party	877,970	683,347
Acquired lease intangible liabilities, net	1,485,894	1,036,274
Insurance payable	306,409	40,835
Deferred rent liability	178,953	176,017
Lease liability, net	6,490,164	6,464,901
Loan payable - related party	7,574,870	5,500,000
Mortgage loans, net of unamortized debt discount of $1,261,954 and $1,103,336 at June 30, 2025 and December 31, 2024, respectively, and debt issuance costs	54,787,093	58,340,234
Derivative liabilities	531,927	169,685
Total liabilities	$73,996,772	$73,710,451

Redeemable Non-Controlling Interests	31,931,200	26,664,545

Stockholders' (Deficit) Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,443,188 shares issued and outstanding at June 30, 2025 and December 31, 2024.	54,431	54,431
Additional paid-in capital	29,019,047	29,019,047
Accumulated deficit	(30,432,033)	(23,277,545)
Total Generation Income Properties, Inc. Stockholders' (Deficit) Equity	$(1,358,555)	$5,795,933

Non-Controlling Interest	$392,861	$392,861
Total equity	$(965,694)	$6,188,794

Total Liabilities and Equity	$104,962,278	$106,563,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Revenue
Rental income	$2,421,905	$2,248,382	$4,793,202	$4,523,112
Other income	10,365	10,853	20,663	169,296
Total revenue	$2,432,270	$2,259,235	$4,813,865	$4,692,408

Expenses
General and administrative expense	552,893	604,656	1,058,271	1,054,453
Building expenses	703,118	683,627	1,339,343	1,338,294
Depreciation and amortization	1,264,581	1,180,232	2,557,342	2,406,837
Interest expense, net	2,084,751	1,023,140	3,267,018	2,043,881
Compensation costs	199,942	238,191	440,687	520,206
Total expenses	$4,805,285	$3,729,846	$8,662,661	$7,363,671
Operating loss	(2,373,015)	(1,470,611)	(3,848,796)	(2,671,263)
Other expense	-	-	(286)	-
(Loss) gain on derivative valuation	(122,326)	44,996	(415,825)	425,546
Dead deal expense	-	(35,873)	(27,894)	(35,873)
Loss on held for sale asset valuation	-	-	-	(1,058,994)
Loss on extinguishment of debt	(926,398)	-	(926,398)	-
Loss on sale of property	(44,782)	-	(44,782)	-
Net loss	$(3,466,521)	$(1,461,488)	$(5,263,981)	$(3,340,584)
Less: Net income attributable to non-controlling interests	956,107	800,234	1,890,506	1,746,358
Net loss attributable to Generation Income Properties, Inc.	$(4,422,628)	$(2,261,722)	$(7,154,487)	$(5,086,942)
Less: Preferred stock dividends	-	-	-	95,000
Net loss attributable to common shareholders	$(4,422,628)	$(2,261,722)	$(7,154,487)	$(5,181,942)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,443,188	5,433,833	5,443,188	4,923,004

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.81)	$(0.42)	$(1.31)	$(1.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(15,450)	-	(15,450)	-	(15,450)	-	-
Cashless exercise of warrants	3,333	33	(33)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	2,500,000
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(271,090)
Dividends paid on common stock	-	-	(634,407)	-	(634,407)	-	(634,407)	-	-
Net (loss) income for the period	-	-	-	(2,261,722)	(2,261,722)	-	(2,261,722)	-	800,234
Balance, June 30, 2024	5,423,188	54,232	29,034,609	(20,015,000)	9,073,841	392,861	9,466,702	$-	22,527,440

Balance, December 31, 2024	5,443,188	54,431	29,019,047	(23,277,545)	5,795,933	392,861	6,188,794	$-	26,664,545
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(405,648)
Net (loss) income for the period	-	-	-	(2,731,859)	(2,731,859)	-	(2,731,859)	-	934,399
Balance, March 31, 2025	5,443,188	54,431	29,019,047	(26,009,404)	3,064,074	392,861	3,456,935	$-	31,402,450
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-		-
Dividends paid on common stock	-	-	-	-	-	-	-		(427,358)
Net (loss) income for the period	-	-	-	(4,422,628)	(4,422,628)	-	(4,422,628)		956,108
Balance, June 30, 2025	5,443,188	54,431	29,019,047	(30,432,032)	(1,358,554)	392,861	(965,693)	$-	31,931,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,263,981)	$(3,340,584)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation of building and site improvements	1,630,737	1,501,860
Amortization of acquired tenant improvements	191,423	161,247
Amortization of in-place leases	735,182	743,731
Amortization of above-market leases	203,541	203,542
Amortization of below-market leases	(87,780)	(67,604)
Amortization of above-market ground lease	(366)	(366)
Amortization of debt issuance costs	88,637	95,560
Amortization of debt discount	58,685	-
Restricted stock unit compensation	-	189,870
Non-cash ground lease expense	39,705	30,834
Dead deal expense	27,894	35,873
Loss (gain) on derivative valuation	415,825	(425,546)
Loss on held for sale asset valuation	-	1,058,994
Loss on extinguishment of debt	926,398	-
Loss on sale of property	44,782	-
Changes in operating assets and liabilities
Accounts receivable	(16,614)	(25,668)
Escrow and other assets	485,195	(274,806)
Deferred rent asset	(29,370)	713,396
Prepaid expenses	(750,253)	(263,263)
Prepaid guaranty fees - related party	-	(96,360)
Accounts payable	244,835	191,205
Accrued expenses	283,500	(148,670)
Accrued expenses - related party	223,993	-
Lease liability	25,263	24,134
Deferred rent liability	2,936	(80,774)
Net cash (used in) provided by operating activities	(519,833)	226,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land, buildings, other tangible and intangible assets	10,333,595	-
Net cash provided by investing activities	10,333,595	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	-	2,500,000
Proceeds of issuance on loan payable - related party	1,610,000	-
Repayment of other payable - related party	-	(904,920)
Mortgage loan borrowings	750,000	-
Mortgage loan repayments	(11,150,060)	(639,599)
Debt extinguishment costs	(640,180)	-
Equity issuance costs	-	(77,421)
Debt issuance costs	(72,900)	-
Insurance financing borrowings	380,315	400,889
Insurance financing repayments	(114,741)	(175,674)
Distribution on non-controlling interests	(833,005)	(544,611)
Dividends paid on preferred stock	-	(190,000)
Dividends paid on common stock	-	(1,159,481)
Net cash used in financing activities	(10,070,571)	(790,817)

Net decrease in cash and cash equivalents	(256,809)	(564,212)
Cash and cash equivalents and restricted cash - beginning of period	647,439	3,151,946
Cash and cash equivalents and restricted cash - end of period	$390,630	$2,587,734

CASH TRANSACTIONS
Interest paid	$3,378,842	$1,252,317
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$7,023,895	$-
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$4,209,153	$-
Conversion of Preferred Stock into Common Stock	$-	$11,637,616

Stock issued for cashless exercise of Investor Warrants	$-	$79
Deferred distribution on redeemable non-controlling interests	$-	$1,400,835

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of June 30, 2025, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 28 properties.

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

For the six months ended June 30, 2025, the Company used operating cash flows of $519,833 and had cash on hand of $390,630 as of June 30, 2025. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans and optimizing portfolio assets and divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. The Company's ability to continue as a going concern has been dependent upon implementing and executing management's plan.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

	As of June 30,	As of June 30,
	2025	2024
Cash and cash equivalents	$356,130	$2,553,234
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$390,630	$2,587,734

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $199,378 and $196,442 of prepaid rent as of June 30, 2025 and December 31, 2024, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and six months ended June 30, 2025 or 2024.

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

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in compensation costs based on their fair values on the date of grant. Stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Investments in Real Estate

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements, and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above- or below-market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under Accounting Standards Codification (“ASC”) 805,"Business Combinations," and to date has concluded that all asset transactions have been asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements, and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

The fair value of the in-place leases are estimated as the cost to replace the leases including loss of rent, commissions and legal fees. The in-place leases are amortized over the remaining term of the leases as amortization expense. The fair value of an above- or below-market lease is estimated as the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the estimated market lease rate expected over the remaining non-cancelable life of the lease at the date of acquisition. The capitalized above- or below-market lease values are amortized as a decrease or increase to rental income over the remaining term of the lease inclusive of the renewal option periods that are considered probable at acquisition.

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

Under ASC 842, "Leases," the Company recognizes a lease liability for its ground lease and corresponding right-of-use asset related to this same ground lease which is classified as an operating lease. A key input in estimating the lease liability and resulting right-of-use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the lease liability.

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the six months ended June 30, 2025. An impairment loss of approximately $1.06 million was recognized during the six months ended June 30, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024 and remained classified as held for sale as of June 30, 2024.

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

Subsequent to the reporting date, the Company executed a contract to sell the property at 3134 W 76th Street, Chicago, IL for $3.1 million in July 2025. As such, the Company has reclassified the asset to held for sale assets net of costs of sales at a carrying value of approximately $2.66 million. No impairment loss was recorded as of June 30, 2025.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and six months ended June 30, 2025 and 2024.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of June 30, 2025 or 2024. At June 30, 2025, the Company's tax returns for the years 2021 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, "Earnings Per Share," basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and six months ended June 30, 2025 and 2024, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2025	2024
In-place leases	$9,482,910	$8,847,484
Accumulated amortization	(3,662,353)	(3,244,168)
In-place leases, net	$5,820,557	$5,603,316

The amortization for in-place leases for the three and six months ended June 30, 2025 and 2024 was $370,998 and $735,182 and 346,403 and 743,731, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2025
2025 (6 months remaining)	698,785
2026	1,313,035
2027	968,840
2028	780,889
2029	603,728
Thereafter	1,455,280
$5,820,557

Above-market leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2025	2024
Above-market leases	$1,657,256	$1,657,256
Accumulated amortization	(780,409)	(576,867)
Above-market leases, net	$876,847	$1,080,389

The amortization for above-market leases for the three and six months ended June 30, 2025 and 2024 was $101,771 and $203,542, and $101,771 and $203,542, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2025
2025 (6 months remaining)	203,542
2026	380,037
2027	161,539
2028	104,334
2029	19,666
Thereafter	7,729
$876,847

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of June 30,	As of December 31,
	2025	2024
Acquired lessor lease intangible liabilities	$1,992,100	$1,468,695
Accumulated accretion to rental income	(548,992)	(475,573)
Acquired lessor lease intangible liabilities, net	$1,443,108	$993,122

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,421)	(2,057)
Acquired lessee lease intangible liabilities, net	$42,786	$43,150

The amortization for acquired lessor lease intangible liabilities for the three and six months ended June 30, 2025 and 2024 was $46,155 and $87,781, and $33,802 and $67,604, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2025
2025 (6 months remaining)	$90,929
2026	164,290
2027	158,548
2028	158,105
2029	105,688
Thereafter	765,548
$1,443,108

The amortization for acquired lessee lease intangible liabilities for the three and six months ended June 30, 2025 and 2024 was $183 and $366, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2025
2025 (6 months remaining)	$366
2026	731
2027	731
2028	731
2029	731
Thereafter	39,496
$42,786

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis. The Company’s leases also provide for reimbursement of recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index-based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the six months ended June 30, 2025 and 2024:

	2025	2024
Rental income
Fixed and in-substance fixed lease income	$4,440,824	$3,891,804
Variable lease income	438,768	735,963
Other related lease income, net:
Amortization of above- and below-market leases, net	(115,760)	(135,938)
Straight line rent, net	29,370	31,283
Total Rental income	$4,793,202	$4,523,112

For the six months ended June 30, 2025 and 2024, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2025	2024
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	16%	13%
Dollar General - multiple locations	13%	N/A
Pre-K - San Antonio, TX	10%	12%
Kohl's - Tucson, AZ	10%	11%
exp U.S. Services - Maitland, FL	10%	11%
PRA Holdings, Inc. - Norfolk, VA	N/A	10%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of June 30,
2025
2025 (6 months remaining)	$4,402,074
2026	8,554,342
2027	6,866,687
2028	5,553,014
2029	4,360,830
Thereafter	21,749,093
$51,486,040

On February 6, 2025, the Company acquired three single-tenant retail properties from a single seller for an aggregate purchase price of approximately $11.2 million. The portfolio includes a 4,108-square-foot property in Sanford, Florida leased to Zaxby’s with annual base rent of approximately $240,434; a 10,640-square-foot property in Cleveland, Tennessee leased to Dollar General with annual base rent of approximately $119,728; and a 19,097-square-foot property in Kernersville, North Carolina leased to Tractor Supply Co. with annual base rent of approximately $303,000. Future minimum rent is reflected in the above table.

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended June 30, 2025 and 2024 and $187,524 and $187,524 for the six months ended June 30, 2025 and 2024, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $61,278 for the three months ended June 30, 2025 and 2024, respectively, and $122,556 and $121,521 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of June 30, 2025 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of June 30, 2025.

As of June 30,
2025
2025 (6 months remaining)	122,556
2026	245,111
2027	245,111
2028	245,111
2029	257,839
Thereafter	21,317,695
Total undiscounted liability	$22,433,423
Present value discount	(15,943,259)
Lease liability	$6,490,164
Discount rate	4.58%
Term Remaining	59 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of June 30, 2025.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded in other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. In accordance with the Redemption Agreement the Company has made payments of $904,920 to date, reducing the current balance of the other payable - related party to $2,007,380 as of June 30, 2024. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement. On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. In the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of June 30, 2025.

JCWC Funding, LLC

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2025.

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

On August 7, 2025, the Company exercised its first 12-month extension option under the GIP SPE Operating Agreement, extending the Mandatory Redemption Date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid LC2 an extension fee of $141,000 (equal to 100 basis points of the outstanding LC2 Investment), increased the Preferred Equity Return from 15.5% to 18% per annum, and increased the Accrued Preferred Return from 10.5% to 13% per annum, while the Current Preferred Return remained at 5% per annum. The Company also confirmed that the trailing six-month annualized adjusted net operating income exceeded $5.0 million, the senior loans had been extended through the end of the extension period, and there were no material breaches or defaults under the GIP SPE Operating Agreement.

Under the GIP SPE Operating Agreement, GIP SPE is also required to pay to Loci Capital, an affiliate of LC2, an equity fee of 1.5% of the LC2 Investment, with 1% having been paid upon the execution and delivery of the GIP SPE Operating Agreement and the 0.5% payable upon redemption of the LC2 Investment.

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $3,932,478 as of June 30, 2025.

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

Following these transactions as of June 30, 2025, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and six months ended June 30, 2025 and 2024:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2023	$3,000,000	$1,109,570	$-	$-		$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(9,705)	-		(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	18,157	9,705	-		873,344	953,706	(7,582)
Balance, March 31, 2024	$3,000,000	$1,109,570	$-	$-		$15,388,726	$19,498,296	$395,705
Issuance of Redeemable Non-Controlling Interests	-	-	-	2,500,000		-	2,500,000	-
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(7,942)	-		(192,491)	(271,090)	(2,844)
Net income (loss) for the quarter	$52,500	18,157	7,942	-		721,635	800,234	-
Balance, June 30, 2024	$3,000,000	$1,109,570	$-	$2,500,000		$15,917,870	$22,527,440	$392,861

Balance, December 31, 2024	$3,000,000	$1,109,570	$-	$5,580,000		$16,974,975	$26,664,545	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(52,500)	(24,209)	-	(90,675)	(33,934)	(204,331)	(405,648)	-
Net income (loss) for the quarter	52,500	24,209	-	90,675	33,934	733,081	934,399	-
Balance, March 31, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$17,503,725	$31,402,450	$392,861
Distribution on Non-Controlling Interests	(52,500)	(12,104)	-	(90,675)	$(57,623)	$(214,455)	(427,358)	-
Net income (loss) for the quarter	52,500	12,104	-	90,675	$57,623	743,205	956,108	-
Balance, June 30, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$18,032,475	$31,931,200	$392,861

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

The Company has 819,360 and 819,360 warrants outstanding and exercisable as of June 30, 2025 and June 30, 2024, respectively, as summarized below.

As of June 30,
Issue Date	2025
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	819,360	$11.61	2.5
Exercised	-	-
As of June 30, 2025	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of June 30, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

There was no intrinsic value for the warrants as of June 30, 2025 or 2024.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of June 30, 2025, 220,162 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the six months ended June 30, 2025 and 2024:

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

The Company recorded stock based compensation expense of $0 and $94,935 and $0 and $189,870 during the three and six months ended June 30, 2025 and 2024, respectively.

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

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of June 30, 2025 and December 31, 2024, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate		Maturity Date	6/30/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		3/31/2026	$750,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,023,791	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,351,851	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,238,754	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	879,195	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	879,195	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,987,989	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,416,501	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,634,994	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,228,817	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,753,289	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,273,913	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,363,914	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	618,239	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	541,325	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	706,837	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	552,034	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	607,530	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	518,932	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	541,325	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	629,922	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,872,136	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,258,872	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,960,734	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,499,550	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,239,210	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,225,198	n/a	1.20
		$71,599,913					$56,049,047	$59,443,251
						Less Debt Discount, net	(778,551)	(317,978)
						Less Debt Issuance Costs, net	(483,403)	(785,358)
							$54,787,093	$58,339,915

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

The Company amortized debt issuance costs and debt discount during the three and six months ended June 30, 2025 and 2024 to interest expense of approximately $43,104, $47,780, and $88,637 and $95,560, respectively. The Company incurred debt issuance costs of $72,290 and $0 during the six months ended June 30, 2025 and 2024.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion.As of June 30, 2025, the Company was in compliance with all covenants.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.5 million. During the three and six months ended June 30, 2025 and 2024, the Company incurred a guaranty fee expense to the Company's CEO of $79,935 and $96,360, and $177,626 and $192,712 respectively, recorded to interest expense. As of June 30, 2025 the Company recorded $371,970 for guaranty fees payable which is included in accrued expenses.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded in other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $904,920 were outstanding as of June 30, 2025 and June 30, 2024, respectively.

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

Concurrent with the aforementioned sales, the Company repaid the corresponding loan in full, which had been secured by three properties: a 7-Eleven store in Washington, D.C., the Starbucks store in South Tampa, Florida, and the property in Huntsville, Alabama. The prepayment resulted in a loss on extinguishment of debt of $926,398, consisting of $286,218 of unamortized debt issuance costs and $640,180 of prepayment premiums and liquidation fees.The loan payoff also included $808,953 of default interest, which was recognized as interest expense in the period.

On June 13, 2025, the Company, through its subsidiary GIPDC 3707 14TH ST, LLC, entered into a loan agreement with Valley National Bank in the principal amount of $1,100,000, secured by the Company’s 7-Eleven store located at 3707-3711 14th Street NW, Washington, D.C. The loan bears interest at a fixed rate of 6.50% per annum. An initial disbursement of $750,000 was made at closing, with the remaining $350,000 in proceeds available upon renewal of the tenant’s lease, which currently expires March 31, 2026. In the event of a lease renewal for an additional five-year term, the maturity date will automatically extend from March 31, 2026 to June 13, 2030, and beginning July 13, 2026, principal and interest will amortize over a 25-year schedule. The loan is supported by a Guaranty of Nonrecourse Carve-out Obligations executed by David Sobelman, the Company’s Chief Executive Officer, in favor of Valley National Bank.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2025
2025	$584,509	-	2,074,870	2,659,379
2026	5,632,806	-	5,500,000	11,132,806
2027	1,271,201	-	-	1,271,201
2028	21,599,551	-	-	21,599,551
2029	13,053,041	-	-	13,053,041
Thereafter	13,907,939	-	-	13,907,939
	$56,049,047	$-	$7,574,870	$63,623,917

Other Loans Payable

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction for $332,000 with Chase Commercial Realty, Inc. d/b/a NAI Chase for broker’s fees payable by the Company to Chase in connection with the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 7.5% per annum, will be due on December 31, 2025. The loan may be repaid without penalty at any time.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a loan for $103,500 that is evidenced by a promissory note issued to SRS Real Estate Partners, LLC ("SRS") for broker’s fees payable by the Company to SRS in connection with the sale of the Company’s Starbucks-occupied retail building located in Tampa, Florida.. The note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 0% per annum, will be due on December 31, 2025. The note may be repaid without penalty at any time.

Note 9 – Related Party

As disclosed previously, on August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded in other payable - related party in the amount of $2,912,299 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Additionally, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement, and recorded the stock at par value of $2,000 with the remaining $1,198,000 to additional paid in capital.

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

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of June 30, 2025.

During the three months and six ended June 30, 2025 and 2024 the Company incurred a guaranty fee expense to the Company's CEO of $79,935 and $177,626, and $96,352 and $192,712, respectively, recorded to interest expense and is included in accrued expenses –

related party on the Consolidated Balance Sheets as of June 30, 2025. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

On April 25, 2025, the Company entered into a secured promissory note with Brown Family Enterprises LLC, a related party. The Note represents a loan in the principal amount of $1,000,000, bearing simple interest at an initial rate of 16% per annum for the first 90 days, after which the interest rate will revert to 9% per annum. The Loan is due in full on the earlier of (a) 180 days from the date of the note or (b) the date on which all amounts become due as outlined in the note. The Company may prepay the Loan in whole or in part at any time without penalty. Interest payments are due monthly, and the remaining principal is due on the maturity date. In the event of default, as defined in the Note, the entire principal amount and accrued interest may become immediately due and payable. The Noteholder has the right to exercise remedies under the Security Agreement upon default.

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with David Sobelman, the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, will be due on August 31, 2025.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in loss on derivative valuation, net for $122,326 and $415,825 for the three and six months ended June 30, 2025 and gain on derivative valuation, net for $44,996 and $425,546 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company recognized a derivative liability of $531,927 and derivative asset of $86,893, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amount of cash and cash equivalents and restricted cash reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$356,130	$356,130	$612,939	$612,939
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	86,893	86,893	140,476	140,476

Financial liabilities:
Interest rate swaps	531,927	531,927	169,685	169,685

Note 11 – Subsequent Events

On July 9, 2025, Generation Income Properties, L.P. (the "Seller") entered into a Purchase and Sale Agreement with 919 Investments LLC (the "Buyer") for the sale of a property located at 3134 West 76th Street, Chicago, Illinois (the "Property"). The agreed purchase price for the Property is $3,100,000, with an initial deposit of $50,000 paid by the Buyer to the escrow agent. The transaction is subject to various due diligence and closing conditions, including the examination of title, inspections, and environmental assessments.

The closing of the transaction is scheduled to occur on or before August 29, 2025, subject to the completion of Buyer’s due diligence within the Inspection Period and the satisfaction of the specified closing conditions.

The property is recorded to held for sale assets at sales price of $3,100,000.

As mentioned above, On August 7, 2025, the Company exercised its first 12-month extension option under the GIP SPE Operating Agreement, extending the Mandatory Redemption Date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid LC2 an extension fee of $141,000 (equal to 100 basis points of the outstanding LC2 Investment), increased the Preferred Equity Return from 15.5% to 18% per annum, and increased the Accrued Preferred Return from 10.5% to 13% per annum, while the Current Preferred Return remained at 5% per annum. The Company also confirmed that the trailing six-month annualized adjusted net operating income exceeded $5.0 million, the senior loans had been extended through the end of the extension period, and there were no material breaches or defaults under the GIP SPE Operating Agreement.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2021. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of June 30, 2025:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized base rent ("ABR") as of June 30, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, EXP Services, and Kohl’s Corporation, and City of San Antonio contributed approximately 59% of our portfolio’s annualized base rent.
•
Percentage Leased. Our portfolio is 98.6% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of June 30, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.24.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of June 30, 2025:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A	Y	1.0	2 x 5	Yes	$129,804	$43.27
Office	Norfolk, VA	49,902	General Services Administration-Navy (5)	AA+	Y	3.5	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A. (5)	N/A	N/A	9.1	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	2.4	1 x 5	Yes	811,734	23.29
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.3	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	3.9	1 x 5	Yes	100,682	13.35
Office	Plant City, FL	7,826	VACANT	N/A	N/A	0.0	N/A	N/A	-	-
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	2.6	4 x 5	Yes	366,600	23.98
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.0	1 x 5	Yes	353,061	11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	8.6	2 x 5	Yes	238,149	21.75
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	1.9	2 x 5	Yes	148,216	56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	4.8	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.3	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.3	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.3	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	92,961	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	5.6	3 x 5	Yes	85,998	9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	5.3	2 x 5	Yes	103,607	9.50
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	1.7	1 x 5	Yes	864,583	26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.4	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	BB-	Y	7.0	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.0	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	14.7	4 x 5	Yes	240,434	58.53
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	11.1	5 x 5	No	119,728	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	10.3	4 x 5	Yes	303,000	15.87
Tenants - All Properties		542,640							$8,810,544	$16.24
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of June 30, 2025. Our leases do not include tenant concessions or abatements.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(5)
Two tenants occupy this single property. New lease executed for the vacant unit, effective May 1, 2024.

Distributions

From inception through June 30, 2025, we have distributed $5,024,622 to common stockholders.

Recent Developments

Brown Family Enterprises Loan

On April 25, 2025, Generation Income Properties, Inc. (the “Company”), through its operating partnership Generation Income Properties L.P. (the “Operating Partnership”), entered into a loan transaction for a $1.0 million loan that is evidenced by a secured non-convertible promissory note (the "Promissory Note") payable to Brown Family Enterprises, LLC ("Lender") in the original principal amount of $1 million. The Promissory Note provides that an amount equal to $500,000 in aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an initial interest rate of 16% per annum, will be due on the date that is 90 days from the date of the Promissory Note (the “Initial Payment Date”). Thereafter, the Promissory Note bears a fixed interest rate of 9%, simple interest, and interest is payable monthly after the initial 90 days, with all remaining principal and accrued but unpaid interest being due on the 180th day after the issuance of the Promissory Note. Interest that is accrued but unpaid as of the Initial Payment Date will be added to the principal amount of the Promissory Note. The Promissory Note may be repaid without penalty at any time. The Promissory Note is secured by the assets of the Operating Partnership under a Security Agreement previously entered into with Lender on July 21, 2024.

Property Sales

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC, an indirect wholly owned subsidiary the Company, completed the sale of its Starbucks-occupied retail building located in Tampa, Florida pursuant to a Purchase and Sale Agreement, entered into effective as of April 2, 2025, by and among GIPFL 1300 S Dale Mabry, LLC, as seller, and 6800 4thStreet Holdings LLC, as purchaser, as amended effective May 2, 2025 and subsequently assigned by purchaser to 1300 Dale Mabry Holdings LLC, for a purchase price of $3,450,000, in cash, subject to customary pro-rations and adjustments.

On May 29, 2025, GIPAL JV 15091 SW Alabama 20, LLC, an indirect wholly owned subsidiary of the Company, completed the sale of its Auburn University-occupied industrial building located in Huntsville, Alabama pursuant to a Purchase and Sale Agreement, entered into effective as of January 24, 2025, by and among GIPAL JV 15091 SW Alabama 20, LLC , as seller, and Titomic, USA, Inc., as purchaser, as amended effective April 7, 2025, May 9, 2025 and May 29, 2025, for a purchase price of $7,200,000, in cash, subject to customary pro-rations and adjustments.

Promissory Notes

On May 29, 2025, the Company, through its operating partnership Generation Income Properties L.P. (the “Operating Partnership”), entered into a loan transaction for $332,000.00 that is evidenced by a promissory note (the “NAI Chase Promissory Note”) issued to Chase Commercial Realty, Inc. d/b/a NAI Chase (“Chase”). The NAI Chase Promissory Note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 7.5% per annum, will be due on December 31, 2025. The NAI Chase Promissory Note may be repaid without penalty at any time. The NAI Chase Promissory Note relates to broker’s fees payable by the Company to Chase in connection with the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama, as further described under Item 2.01 above.

On May 29, 2025, the Company’s Chief Executive Officer, David Sobelman (the "Guarantor") executed a Personal Guaranty (the “Guaranty”) in favor of Chase, in connection with the loan made by Chase to the Operating Partnership pursuant to the Chase Promissory Note. Under the terms of the Guaranty, the Guarantor unconditionally and irrevocably guarantees the full and punctual payment of all obligations of the Operating Partnership under the Chase Promissory Note, including principal, interest, and enforcement costs. The Guarantor’s liability is limited to the maximum amount enforceable under applicable bankruptcy and fraudulent transfer laws.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a loan transaction for $103,500.00 that is evidenced by a promissory note (the “SRS Promissory Note”) issued to SRS Real Estate Partners, LLC. (“SRS”). The SRS Promissory Note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 0% per annum, will be due on December 31, 2025. The SRS Promissory Note may be repaid without penalty at any time. The SRS Promissory Note relates to broker’s fees payable by the Company to SRS in connection with the sale of the Company’s Starbucks-occupied retail building located in Tampa, Florida, as further described under Item 2.01 above.

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with David Sobelman, the Company’s Chief Executive Officer, for $610,000.00 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida, as further described under Item 2.01 above. The loan is evidenced by a promissory note (the “Sobelman Promissory Note”) payable to the David E. Sobelman Revocable Trust, under

Agreement dated September 5, 2007. The Sobelman Promissory Note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, will be due on August 31, 2025.

Valley National Mortgage Loan

On June 13, 2025, GIPDC 3707 14th St, LLC (the “Borrower”), an indirect subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Valley National Bank (the “Lender”), pursuant to which the Lender made a mortgage loan in the original principal amount of $1.1 million (the “Loan”). The Loan is secured by a first-priority Deed of Trust and Assignment of Rents and Leases on the Borrower’s fee interest in a previously unencumbered single-tenant property located at 3707–3711 14th Street NW, Washington, D.C. (the “Property”).

The Loan is evidenced by a Promissory Note, dated June 13, 2025 (the “Note”), bearing interest at a fixed rate of 6.50% per annum. The net proceeds of the Loan were used to extract equity from the Property for general corporate purposes. At closing, $750,000 of the Loan proceeds was disbursed, with an additional $350,000 (the “Renewal Funds”) to be disbursed upon satisfaction of certain conditions, including the delivery to the Lender, on or before March 31, 2026, of an executed lease renewal with the Property’s current tenant, 7-Eleven, Inc., extending the lease for an additional five years beyond its current expiration date of March 31, 2026. Monthly interest-only payments are due beginning July 13, 2025, through June 13, 2026. If the required lease renewal is delivered and all other conditions are satisfied to the Lender’s sole satisfaction, the Renewal Funds will be disbursed, and the maturity date of the Loan will be automatically extended to June 13, 2030. In such case, beginning July 13, 2026, the borrower will make monthly payments of principal and interest based on a 25-year amortization schedule, with a final balloon payment due on the extended maturity date of June 13, 2030. If the lease renewal is not delivered by March 31, 2026, the Loan will mature on that date, and all outstanding principal, accrued interest, and other amounts will become immediately due and payable.

The Loan Agreement contains customary representations, covenants, and events of default, including financial reporting obligations and a requirement to maintain a minimum debt service coverage ratio (DSCR) of at least 1.50:1.00, tested quarterly on a trailing twelve-month basis.

In connection with the Loan, David E. Sobelman, Executive Chairman of the Company, entered into a Guaranty of Nonrecourse Carveout Obligations (the “Guaranty Agreement”), pursuant to which he unconditionally guaranteed certain nonrecourse carveout obligations of the Borrower to the Lender.

Results of Operations

Operating results for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

Revenue

During the three and six months ended June 30, 2025, total revenue from operations were 2,432,270 and $4,813,865, respectively, as compared to $2,259,235 and 4,692,408 for the three and six months ended June 30, 2024, respectively. Revenue increased by $173,035 and $121,457 during the three and six months ended June 30, 2025, respectively, compared with the three and six months ended June 30, 2024.

Operating Expenses

During the three and six months ended June 30, 2025, we incurred total operating expenses of $4,805,285 and $8,662,661, respectively, as compared to $3,729,846 and $7,363,671, respectively, for the three and six months ended June 30, 2024. Operating expenses increased overall by $1,075,439 and $1,298,990, respectively, as follows:

	Three months ended June 30,
	2025	2024	Change
General and administrative expense	$552,893	$604,656	$(51,763)
Building expenses	703,118	683,627	19,491
Depreciation and amortization	1,264,581	1,180,232	84,349
Interest expense, net	2,084,751	1,023,140	1,061,611
Compensation costs	199,942	238,191	(38,249)
Total expenses	$4,805,285	$3,729,846	$1,075,439

	Six months ended June 30,
	2025	2024	Change
General and administrative expense	$1,058,271	$1,054,453	$3,818
Building expenses	1,339,343	1,338,294	1,049
Depreciation and amortization	2,557,342	2,406,837	150,505
Interest expense, net	3,267,018	2,043,881	1,223,137
Compensation costs	440,687	520,206	(79,519)
Total expenses	$8,662,661	$7,363,671	$1,298,990
•
General, administrative and organizational costs remained relatively flat, year-over-year, with a modest decrease of by $51,763 and increase $3,818 for the comparative periods of the three and six months ended June 30, 2025, respectively.
•
Building expenses remained relatively flat, year-over-year, with modest increases of $19,491 and $1,049 for the comparative periods of the three and six months ended June 30, 2025 and 2024.
•
Depreciation and amortization increased nominally, year-over-year, by $84,349 and $150,505 for the comparative periods of the three and six months ended June 30, 2024.
•
Interest expense, net increased by $1,061,611 and $1,223,137 during the three and six months ended June 30, 2025 due costs associated with the prepayment of loan in May 2025.
•
Compensation costs decreased by $38,249 and $79,519, respectively, primarily due to savings in salary expense and for accounting and administrative staff.

Net loss

During the three and six months ended June 30, 2025 and 2024, we generated a net loss of $3,466,522 and $5,263,981, and $1,461,488 and $3,340,584, respectively.

Net income attributable to non-controlling interests

During the three and six months ended June 30, 2025 and 2024, net income attributable to non-controlling interest was $956,107 and $1,890,506, and $800,234 and $1,746,358, respectively.

Net loss attributable to common shareholders

During the three and six months ended June 30, 2025 and 2024, we generated a net loss attributable to our shareholders of $4,422,629 and $7,154,487 and $2,261,722 and $5,086,942, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of June 30, 2025, we had total cash (unrestricted and restricted) of $390,630, properties with a gross cost basis of $106,581,342 and outstanding mortgage loans with a principal balance of $56,049,047.

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

On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series

A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

Our President and CEO has also personally guaranteed the repayment of the $1.3 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.4 million.

During the three and six months ended June 30, 2025, we incurred a guaranty fee expense to our President and CEO of $79,935 and $177,626, respectively, recorded to interest expense. A guaranty fee expense of $96,360 and $192,712 was incurred during the three and six months ended June 30, 2024, respectively.

On June 13, 2025, GIPDC 3707 14th St, LLC, an indirect subsidiary of the Company, entered into a secured Loan Agreement with Valley National Bank (the “Lender”), pursuant to which the Lender made a mortgage loan in the original principal amount of $1.1 million (the “Loan”). The proceeds of the loan will be used for general corporate purposes.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded another payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of June 30, 2025. Remaining balances of $0 and $904,920 outstanding as of June 30, 2025 and 2024, respectively.

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

Outstanding mortgage loans payable consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate		Maturity Date	6/30/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		3/31/2026	$750,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	7,023,791	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,351,851	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,238,754	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	879,195	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	879,195	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,987,989	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,416,501	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,634,994	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,228,817	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,753,289	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,273,913	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,363,914	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	618,239	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	541,325	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	706,837	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	552,034	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	607,530	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	518,932	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	541,325	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	629,922	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,872,136	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,258,872	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,960,734	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,499,550	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,239,210	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,225,198	n/a	1.20
		$71,599,913					$56,049,047	$59,443,251
						Less Debt Discount, net	(778,551)	(317,978)
						Less Debt Issuance Costs, net	(483,403)	(785,358)
							$54,787,093	$58,339,915

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

We amortized debt issuance costs during the three and six months ended June 30, 2025 and 2024 to interest expense of approximately $46,104 and $47,780 and $88,637 and $95,560, respectively. During the six months ended June 30, 2025 and 2024, the company paid $72,900 and $0, respectively, in debt issuance costs.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2025, the Company was in compliance with all covenants.

Minimum required principal payments on our debt as of June 30, 2025 are as follows:

	Mortgage Loans	Other Payable - Related Party	Loan Payable - Related Party	Total as of June 30, 2025
2025	$584,509	-	2,074,870	2,659,379
2026	5,632,806	-	5,500,000	11,132,806
2027	1,271,201	-	-	1,271,201
2028	21,599,551	-	-	21,599,551
2029	13,053,041	-	-	13,053,041
Thereafter	13,907,939	-	-	13,907,939
	$56,049,047	$-	$7,574,870	$63,623,917

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2025.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $3,932,478 as of June 30, 2025.

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

Cash from Operating Activities

Net cash used in operating activities was $519,833 and net cash provided by operating activities was $226,605 for the six months ended June 30, 2025 and 2024, respectively.

Cash from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 and 2024 was $10,333,595 and $0, respectively.

Cash from Financing Activities

Net cash used in financing activities was $10,070,571 and $790,817 for the six months ended June 30, 2025 and 2024, respectively.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(3,466,521)	$(1,461,488)	$(5,263,981)	$(3,340,584)
Other expense	-	-	286	-
Loss (gain) on derivative valuation	122,326	(44,996)	415,825	(425,546)
Depreciation and amortization	1,264,581	1,180,232	2,557,342	2,406,837
Funds From Operations	$(2,079,614)	$(326,252)	$(2,290,528)	$(1,359,293)
Amortization of debt issuance costs	46,104	95,560	88,637	95,560
Amortization of debt discount	47,720	-	58,685	-
Non-cash stock compensation	-	189,870	-	189,870
Write-off of deferred financing costs	286,219	-	286,219	-
Adjustments to Funds From Operations	380,043	285,430	433,541	285,430
Core Funds From Operations	$(1,699,571)	$(40,822)	$(1,856,987)	$(1,073,863)

Net loss	$(3,466,521)	$(1,461,488)	$(5,263,981)	$(3,340,584)
Other expense	-	-	286	-
Loss (gain) on derivative valuation	122,326	(44,996)	415,825	(425,546)
Depreciation and amortization	1,264,581	1,180,232	2,557,342	2,406,837
Loss on held for sale asset valuation	-	-	-	1,058,994
Amortization of debt issuance costs	46,104	95,560	88,637	95,560
Amortization of debt discount	47,720	-	58,685	-
Above and below-market lease amortization, net	55,433	135,572	115,395	135,572
Straight line rent, net	(12,138)	31,282	29,370	31,281
Adjustments to net loss	$1,524,026	$1,397,650	$3,265,540	$3,302,698
Adjusted Funds From Operations	$(1,942,495)	$(63,838)	$(1,998,441)	$(37,886)

Dead deal expense	$-	$35,873	$27,894	$35,873
Loss on extinguishment of debt	926,398	-	926,398	-
Non-cash stock compensation	-	189,870	-	189,870
Write-off of deferred financing costs	286,219	-	286,219	-
Adjustments to Adjusted Funds From Operations	$1,212,617	$225,743	$1,240,511	$225,743
Core Adjusted Funds From Operations	$(729,878)	$161,905	$(757,930)	$187,857

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our CEO and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management, including our CEO and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings that are required to be disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as follows.

We can provide no assurance that our common stock and warrants will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

The continued listing of our common stock on The Nasdaq Capital Market (“Nasdaq”) is subject to our compliance with Nasdaq’s continued listing standards, including requirements related to stockholders’ equity and the minimum bid price of our common stock. Under Nasdaq listing rules, we are required to maintain at least $2.5 million in stockholders’ equity, or meet alternative requirements relating to market value of listed securities or net income. In this Quarterly Report on Form 10-Q, as of June 30, 2025, we reported stockholders’ equity which is below the $2.5 million minimum.

In addition, under Nasdaq Listing Rule 5550(a)(2), our common stock is required to maintain a minimum bid price of at least $1.00 per share. Recently, the closing bid price of our common stock has fallen below $1.00 for 6 consecutive business days. If the bid price of our common stock remains below $1.00 for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding this requirement.

If we fail to regain compliance with either of these listing requirements within the applicable cure periods, our common stock may be delisted from The Nasdaq Capital Market. Delisting could materially reduce the liquidity and market price of our common stock, impair the ability of our stockholders to sell or purchase shares, and adversely affect our access to capital markets. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
4.2.5

Sixth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 10, 2025) any’s Form 8-K filed on February 10, 2025)

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
10.1	Secured Promissory Note dated April 25, 2025 (incorporated by reference to Exhibit 10.1 from Form 8-K filed on April 29, 2025).
10.2	Promissory Note issued to Chase Commercial Realty, Inc. dated May 29, 2025 (incorporated by reference to Exhibit 10.1 from Form 8-K filed on June 5, 2025)
10.3	Personal Guaranty, dated May 29, 2025, made by David Sobelman in favor of Chase Commercial Realty, Inc. (incorporated by reference to Exhibit 10.2 from Form 8-K filed on June 5, 2025)
10.4	Promissory Note issued to SRS Real Estate Partners, LLC dated May 29, 2025 (incorporated by reference to Exhibit 10.3 from Form 8-K filed on June 5, 2025)
10.5	Promissory Note issued to David E. Sobelman Revocable Trust, dated May 29, 2025 (incorporated by reference to Exhibit 10.4 from Form 8-K filed on June 5, 2025)
10.6

Purchase and Sale Agreement, entered into effective as of April 2, 2025, by and among GIPFL 1300 S Dale Mabry, LLC and 6800 4th Street Holdings LLC, as amended effective May 2, 2025 (incorporated by reference to Exhibit 10.5 from Form 8-K filed on June 5, 2025)

10.7

Purchase and Sale Agreement, entered into effective as of January 24, 2025, by and among GIPAL JV 15091 SW Alabama 20, LLC and Titomic, Inc., as amended effective April 7, 2025 and May 9, 2025 (incorporated by reference to Exhibit 10.6 from Form 8-K filed on June 5, 2025).

10.8	Loan Agreement, dated June 13, 2025, between GIPDC 3707 14th St, LLC, as borrower and Valley National Bank, as lender (incorporated by reference to Exhibit 10.1 from Form 8-K filed on June 20, 2025).
10.9	Promissory Note, dated June 13, 2025, between GIPDC 3606 14th St, LLC, as borrower and Valley National Bank as lender (incorporated by reference to Exhibit 10.2 tfrom Form 8-K filed on June 20, 2025).
10.10	Guaranty Agreement, dated June 13, 2025, between David E. Sobelman, as guarantor, and Valley National Bank (incorporated by reference to Exhibit 10.3 from Form 8-K filed on June 20, 2025).
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: August 15, 2025	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)