Form 10-Q
period 2025-09-30
GENERATION INCOME PROPERTIES, INC.
filed 2025-11-14
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 5,447,772 shares of Common Stock, par value $0.01 per share, outstanding as of November 14, 2025.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets September 30, 2025 (unaudited) and December 31, 2024	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in (Deficit) Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)	6

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)	9
	Notes to Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		47

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Assets
Investments in real estate
Land	$20,055,577	$23,288,811
Building and site improvements	67,133,859	67,647,250
Acquired tenant improvements	2,434,465	2,384,076
Acquired lease intangible assets	9,444,402	10,504,740
Less: accumulated depreciation and amortization	(14,065,544)	(12,462,091)
Net real estate investments	$85,002,759	$91,362,786
Cash and cash equivalents	247,288	612,939
Restricted cash	34,500	34,500
Deferred rent asset	382,377	331,837
Prepaid expenses	362,681	140,528
Accounts receivable	6,144	48,118
Escrow deposits and other assets	675,298	1,233,123
Held for sale assets	10,726,355	6,732,001
Right-of-use asset, net	6,008,618	6,067,958
Total Assets	$103,446,020	$106,563,790

Liabilities and Equity
Liabilities
Accounts payable	$611,408	$171,262
Accrued expenses	1,971,367	1,127,896
Accrued expense - related party	949,026	683,347
Acquired lease intangible liabilities, net	1,445,993	1,036,274
Insurance payable	128,838	40,835
Deferred rent liability	173,658	176,017
Lease liability, net	6,503,013	6,464,901
Loan payable - related party	7,614,689	5,500,000
Mortgage loans, net of unamortized debt discount of $1,174,962 and $1,103,336 at September 30, 2025 and December 31, 2024, respectively, and debt issuance costs	54,587,784	58,340,234
Derivative liabilities	534,198	169,685
Total liabilities	$74,519,974	$73,710,451

Redeemable Non-Controlling Interests	32,459,949	26,664,545

Stockholders' (Deficit) Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,447,772 and 5,443,188 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	54,431	54,431
Additional paid-in capital	29,277,797	29,019,047
Accumulated deficit	(33,258,992)	(23,277,545)
Total Generation Income Properties, Inc. Stockholders' (Deficit) Equity	$(3,926,764)	$5,795,933

Non-Controlling Interest	$392,861	$392,861
Total equity	$(3,533,903)	$6,188,794

Total Liabilities and Equity	$103,446,020	$106,563,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Revenue
Rental income	$2,454,848	$2,326,980	$7,248,050	$6,850,092
Other income	15,261	73,302	35,924	242,598
Total revenue	$2,470,109	$2,400,282	$7,283,974	$7,092,690

Expenses
General and administrative expense	585,193	577,565	1,643,464	1,632,018
Building expenses	635,717	729,062	1,975,060	2,067,356
Depreciation and amortization	1,287,112	1,068,081	3,844,454	3,474,918
Interest expense, net	1,162,436	1,098,608	4,429,454	3,142,489
Compensation costs	498,983	296,399	939,670	816,605
Total expenses	$4,169,441	$3,769,715	$12,832,102	$11,133,386
Operating loss	(1,699,332)	(1,369,433)	(5,548,128)	(4,040,696)
Other expense	-	-	(286)	-
Loss on derivative valuation	(11,256)	(734,116)	(427,081)	(308,570)
Dead deal expense	(7,266)	-	(35,160)	(35,873)
Loss on held for sale asset valuation	-	-	-	(1,058,994)
Loss on extinguishment of debt	-	-	(926,398)	-
Loss on sale of property	-	-	(44,782)	-
Net loss	$(1,717,854)	$(2,103,549)	$(6,981,835)	$(5,444,133)
Less: Net income attributable to non-controlling interests	1,109,106	866,047	2,999,612	2,612,405
Net loss attributable to Generation Income Properties, Inc.	$(2,826,960)	$(2,969,596)	$(9,981,447)	$(8,056,538)
Less: Preferred stock dividends	-	-	-	95,000
Net loss attributable to common shareholders	$(2,826,960)	$(2,969,596)	$(9,981,447)	$(8,151,538)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,443,538	5,433,833	5,444,150	5,083,640

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.52)	$(0.55)	$(1.83)	$(1.60)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity (Deficit), Redeemable Preferred Stock, and Redeemable Non-Controlling Interests
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(61,938)	-	(61,938)	-	(61,938)	-	-
Cashless exercise of warrants	4,551	46	(46)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,946	11,609,670	-	11,637,616	-	11,637,616	(11,637,616)	-
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(267,833)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(525,106)	-	(525,106)	-	(525,106)	-	-
Net (loss) income for the period	-	-	-	(2,920,220)	(2,920,220)	(7,582)	(2,927,802)	95,000	953,706
Balance, March 31, 2024	5,419,855	$54,199	$29,589,564	$(17,753,278)	$11,890,485	$395,705	$12,286,190	$-	$19,498,296
Restricted stock compensation	-	-	94,935	-	94,935	-	94,935	-	-
Stock issuance costs	-	-	(15,450)	-	(15,450)	-	(15,450)	-	-
Cashless exercise of warrants	3,333	33	(33)	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	2,500,000
Distribution on Non-Controlling Interests	-	-	-	-	-	(2,844)	(2,844)	-	(271,090)
Dividends paid on common stock	-	-	(634,407)	-	(634,407)	-	(634,407)	-	-
Net (loss) income for the period	-	-	-	(2,261,722)	(2,261,722)	-	(2,261,722)	-	800,234
Balance, June 30, 2024	5,423,188	$54,232	$29,034,609	$(20,015,000)	$9,073,841	$392,861	$9,466,702	$-	$22,527,440
Restricted stock compensation	-	-	94,934	-	94,934	-	94,934	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	3,080,000
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(337,297)
Net (loss) income for the period	-	-	-	(2,969,596)	(2,969,596)	-	(2,969,596)	-	866,047
Balance, September 30, 2024	5,423,188	$54,232	$29,129,543	$(22,984,596)	$6,199,179	$392,861	$6,592,040	$-	$26,136,190

Balance, December 31, 2024	5,443,188	$54,431	$29,019,047	$(23,277,545)	$5,795,933	$392,861	$6,188,794	$-	$26,664,545
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(405,648)
Net (loss) income for the period	-	-	-	(2,731,859)	(2,731,859)	-	(2,731,859)	-	934,399
Balance, March 31, 2025	5,443,188	$54,431	$29,019,047	$(26,009,404)	$3,064,074	$392,861	$3,456,935	$-	$31,402,450

Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-		-
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-		(427,358)
Net (loss) income for the period	-	-	-	(4,422,628)	(4,422,628)	-	(4,422,628)		956,108
Balance, June 30, 2025	5,443,188	$54,431	$29,019,047	$(30,432,032)	$(1,358,554)	$392,861	$(965,693)	$-	$31,931,200
Restricted stock compensation	-	-	258,750	-	258,750	-	258,750	-	-
Cashless exercise of warrants	4,584	-	-	-	-	-	-	-	-
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(580,356)
Net (loss) income for the period	-	-	-	(2,826,960)	(2,826,960)	-	(2,826,960)	$-	1,109,106
Balance, September 30, 2025	5,447,772	$54,431	$29,277,797	$(33,258,992)	$(3,926,764)	$392,861	$(3,533,903)	$-	$32,459,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,981,835)	$(5,444,133)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation of building and site improvements	2,461,135	2,142,914
Amortization of acquired tenant improvements	285,911	241,870
Amortization of in-place leases	1,097,408	1,090,135
Amortization of above-market leases	305,311	305,312
Amortization of below-market leases	(133,000)	(101,406)
Amortization of above-market ground lease	(549)	(549)
Amortization of debt issuance costs	137,097	156,091
Amortization of debt discount	97,216	-
Restricted stock unit compensation	258,750	284,804
Non-cash ground lease expense	59,340	64,149
Dead deal expense	35,160	35,873
Loss on derivative valuation	427,081	308,570
Loss on held for sale asset valuation	-	1,058,994
Loss on extinguishment of debt	926,398	-
Loss on sale of property	44,782	-
Changes in operating assets and liabilities
Accounts receivable	14,416	76,617
Escrow and other assets	432,957	(185,932)
Deferred rent asset	(50,540)	670,424
Prepaid expenses	(719,726)	(166,558)
Prepaid guaranty fees - related party	-	-
Accounts payable	440,146	(327,476)
Accrued expenses	907,472	641,342
Accrued expenses - related party	334,870	-
Lease liability	38,112	37,443
Deferred rent liability	(2,359)	(104,974)
Net cash provided by operating activities	415,553	783,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	-	(5,960,892)
Proceeds from sale of land, buildings, other tangible and intangible assets	10,333,595	-
Net cash provided by investing activities	10,333,595	(5,960,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	-	5,580,000
Proceeds of issuance on loan payable - related party	1,610,000	-
Repayment of other payable - related party	-	(1,357,380)
Mortgage loan borrowings	750,000	2,217,350
Mortgage loan repayments	(11,436,360)	(639,599)
Debt extinguishment costs	(640,180)	-
Equity issuance costs	-	(77,421)
Debt issuance costs	(72,900)	-
Insurance financing borrowings	380,315	400,889
Insurance financing repayments	(292,312)	(285,406)
Distribution on non-controlling interests	(1,413,362)	(881,907)
Dividends paid on preferred stock	-	(190,000)
Dividends paid on common stock	-	(1,159,481)
Net cash used in financing activities	(11,114,799)	3,607,045

Net decrease in cash and cash equivalents	(365,651)	(1,570,336)
Cash and cash equivalents and restricted cash - beginning of period	647,439	3,151,946
Cash and cash equivalents and restricted cash - end of period	$281,788	$1,581,610

CASH TRANSACTIONS
Interest paid	$4,454,725	$1,243,608
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$7,023,895	$-
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$4,209,153	$-

Conversion of Preferred Stock into Common Stock	$-	$11,637,616
Stock issued for cashless exercise of Investor Warrants	$-	$79
Deferred distribution on redeemable non-controlling interests	$-	$2,280,471

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of September 30, 2025, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 28 properties.

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

For the nine months ended September 30, 2025, the Company provided operating cash flows of $415,553 and had cash on hand of $281,788 as of September 30, 2025. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans and optimizing portfolio assets and divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. The Company's ability to continue as a going concern has been dependent upon implementing and executing management's plan.

In May 2025, the Board of Directors appointed a Special Committee to support strategic initiatives for the Company. The Special Committee has retained a transaction advisor and counsel to evaluate opportunities to optimize shareholder value and benefits to the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

	As of September 30,	As of September 30,
	2025	2024
Cash and cash equivalents	$247,288	$1,547,110
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$281,788	$1,581,610

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $194,083 and $196,442 of prepaid rent as of September 30, 2025 and December 31, 2024, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during three and nine months ended September 30, 2025 or 2024.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the nine months ended September 30, 2025. An impairment loss of approximately $1.06 million was recognized during the nine months ended September 30, 2024 resulting from the reduction in the anticipated holding period of the property which was reclassified as held for sale in the three months ended March 31, 2024 and remained classified as held for sale as of September 30, 2024.

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

During the third quarter of 2025, management approved a plan to sell three assets and executed purchase and sale agreements supporting a probable sale within one year. Accordingly, the following properties, which are under contract for sale, were reclassified to real estate asset held for sale as of September 30, 2025:

•
585 24½ Road, Grand Junction, Colorado, for approximately $4.97 million.
•
702 Tillman Place, Plant City, Florida, for approximately $1.95 million.
•
2601Westhall Lane, Maitland, Florida, for approximately $6.85 million.

The three held-for-sale properties are recorded at a combined cost basis of approximately $10.73 million as of September 30, 2025.

No impairment loss was recognized during the quarter as the estimated fair values less costs to sell exceed the carrying values at the date of reclassification.

The previously held-for-sale property located at 3134 W. 76th Street, Chicago, Illinois was reclassified to investments in real estate during the third quarter as the related sale contract was terminated. No impairment was recorded upon reclassification.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no income was generated during the three and nine months ended September 30, 2025 and 2024.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of September 30, 2025 or 2024. At September 30, 2025, the Company's tax returns for the years 2022 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, "Earnings Per Share," basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of September 30,	As of December 31,
	2025	2024
In-place leases	$8,518,021	$8,847,484
Accumulated amortization	(3,474,913)	(3,244,168)
In-place leases, net	$5,043,108	$5,603,316

The amortization for in-place leases for the three and nine months ended September 30, 2025 and 2024 was $362,227 and $1,097,408 and $346,404 and $1,090,135, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of September 30,
2025
2025 (3 months remaining)	299,145
2026	1,115,611
2027	933,927
2028	745,976
2029	568,815
Thereafter	1,379,634
$5,043,108

Above-market leases, net is comprised of the following:

	As of September 30,	As of December 31,
	2025	2024
Above-market leases	$926,381	$1,657,256
Accumulated amortization	(407,076)	(576,867)
Above-market leases, net	$519,305	$1,080,389

The amortization for above-market leases for the three and nine months ended September 30, 2025 and 2024 was $101,771 and $305,311, and $101,770 and $305,312, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of September 30,
2025
2025 (3 months remaining)	46,961
2026	179,075
2027	161,539
2028	104,334
2029	19,666
Thereafter	7,730
$519,305

Note 4 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of September 30,	As of December 31,
	2025	2024
Acquired lessor lease intangible liabilities	$2,011,964	$1,468,695
Accumulated accretion to rental income	(608,575)	(475,573)
Acquired lessor lease intangible liabilities, net	$1,403,389	$993,122

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,603)	(2,057)
Acquired lessee lease intangible liabilities, net	$42,604	$43,150

The amortization for acquired lessor lease intangible liabilities for the three and nine months ended September 30, 2025 and 2024 was $45,220 and $133,000, and $33,802 and $101,406, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2025
2025 (3 months remaining)	$47,772
2026	167,728
2027	158,548
2028	158,105
2029	105,688
Thereafter	765,548
$1,403,389

The amortization for acquired lessee lease intangible liabilities for both the three and nine months ended September 30, 2025 and 2024 was $183 and $549, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of September 30,
2025
2025 (3 months remaining)	$183
2026	731
2027	731
2028	731
2029	731
Thereafter	39,497
$42,604

Note 5 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis. The Company’s leases also provide for reimbursement of recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index-based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the nine months ended September 30, 2025 and 2024:

	2025	2024
Rental income
Fixed and in-substance fixed lease income	6,616,845	5,934,480
Variable lease income	752,975	1,045,265
Other related lease income, net:
Amortization of above- and below-market leases, net	(172,311)	(203,906)
Straight line rent, net	50,541	74,253
Total Rental income	7,248,050	6,850,092

For the nine months ended September 30, 2025 and 2024, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2025	2024
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	16%	12%
Dollar General - multiple locations	13%	11%
Pre-K - San Antonio, TX	11%	11%
Kohl's - Tucson, AZ	10%	10%
exp U.S. Services - Maitland, FL	10%	10%

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of September 30,
2025
2025 (3 months remaining)	$2,211,905
2026	8,585,646
2027	6,866,687
2028	5,553,014
2029	4,360,830
Thereafter	21,749,093
$49,327,175

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

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended September 30, 2025 and 2024 and $281,285 and $281,285 for the nine months ended September 30, 2025 and 2024, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $61,278 for the three months ended September 30, 2025 and 2024, respectively, and $183,834 and $182,799 for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of September 30, 2025 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of September 30, 2025.

As of September 30,
2025
2025 (3 months remaining)	61,278
2026	245,111
2027	245,111
2028	245,111
2029	257,839
Thereafter	21,317,695
Total undiscounted liability	$22,372,145
Present value discount	(15,869,132)
Lease liability	$6,503,013
Discount rate	4.58%
Term Remaining	58 years

Note 6 – Non-Controlling Interests

Redeemable Non-Controlling Interests (Temporary Equity)

Operating Unit Holders

LMB Owenton I LLC

As part of the Company’s acquisition of one property on January 14, 2022 for approximately $2,264,000 in Tampa, FL, the Operating Partnership entered into a contribution agreement with LMB Owenton I LLC that resulted in the issuance of 110,957 GIP LP Units at $10.00 per share for a total value of $1,109,570. After 24 months, the contribution agreement allows for the investor to require the Operating Partnership to redeem, all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Partnership Agreement), or (ii) until forty nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Partnership Agreement) of $10.00 per share. As such, the Company has determined this equity should be classified as temporary equity at redemption value. On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor’s right to require the redemption of the Contributor’s GIP LP Units in the Operating Partnership until after 36 months on January 14, 2025 and for a reduced redemption price of $7.15 per GIP LP Unit. Such agreement was made in consideration of the issuance to LMB Owenton I LLC of an additional 44,228 GIP LP Units in the Operating Partnership, resulting in Contributor owning an aggregate of 155,185 GIP LP Units in the Operating Partnership at redemption value of $1,109,570 as of September 30, 2025.

Norfolk, VA Partnership

As part of the Company’s acquisition of two properties for approximately $19,134,400 on September 30, 2019 in Norfolk, Virginia, the "Norfolk, Virginia properties", the Operating Partnership entered into contribution agreements with two entities (Greenwal, L.C. and Riverside Crossing, L.C.) that resulted in the issuance of 349,913 common units in the Operating Partnership at $20.00 per share for a total value of $6,998,251. Greenwal, L.C and Riverside Crossing, L.C. have since been dissolved and the common units were then directly owned by the former members of the two entities. Beginning on the first anniversary of the closing, the contribution agreements allowed for the two investors to require the Operating Partnership to redeem all or a portion of its units for either (i) the Redemption Amount (within the meaning of the Operating Partnership’s Partnership Agreement), or (ii) until forty-nine (49) months from date of closing, cash in an agreed-upon Value (within the meaning of the Operating Partnership’s Partnership Agreement) of $20.00 per share, as set forth on the Notice of Redemption. As such, the Company has determined their equity should be classified as a temporary equity at redemption value. On March 21, 2022, the Company received notice from an Operating Partnership common unit holder to redeem 10,166 units at $20.00 per unit for a total of $203,326 and paid the unit holder on June 24, 2022. On April 25, 2022, the Company received notice from another Operating Partnership common unit holder to redeem 10,166 units at $20 per unit for a total of $203,326 and paid the unit holder on July 25, 2022. On July 20, 2022, the Company received a notice of redemption from an Operating Partnership common unit holder exercising his right to redeem 25,000 units at $20 per unit and such notice further stated the unit holder’s intent to redeem his remaining 180,615 units in the Operating Partnership before October 31, 2023. On August 9, 2022, the Company and Operating Partnership entered a Redemption Agreement with the unit holder providing for the revocation of his July 2022 redemption notice and providing that the his common units in the Operating Partnership would be redeemed by the Operating Partnership as follows: (i) on or before September 15, 2022, 16,250 of the units would be redeemed for an aggregate of $325,000 in cash (which is $20 per unit, as provided in the applicable Contribution Agreements) and 60,000 of the units would be redeemed in exchange for the issuance of 200,000 shares of the Company’s common stock, and (ii) the remaining 129,365 units would be redeemed for $20 per unit in cash in one tranche of 16,250 units on March 15, 2023 and five tranches of 22,623 units each on September 15, 2023, March 15, 2024, June 15, 2024, September 15, 2024, and December 15, 2024. As such, the Company recorded in other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into August 9, 2022 and continue to pay unit distributions on current units outstanding. In accordance with the Redemption Agreement the Company has made payments of $2,912,300 through December 31, 2024, reducing the balance of the redemption payable to $0. Additionally, on September 12, 2022, the Company issued 200,000 shares of common stock at $6.00 per share in accordance with the Redemption Agreement.

On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. In the year ended December 31, 2023, we accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of September 30, 2025.

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

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2025.

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

The Preferred Interest is required to be redeemed in full by the Company on or before August 10, 2025 (the "Mandatory Redemption Date") for a redemption amount equal to the greater of (i) the amount of the LC2 Investment plus the accrued preferred return, and (ii) the Make-Whole Amount. Upon a failure to timely redeem the Preferred Interest, the preferred return will accrue at an increased rate of 18% per annum, compounded monthly. The Company has the right to extend the Mandatory Redemption Date for two consecutive 12-month extension periods, provided that (i) LC2 is paid an extension fee of 0.01% of the outstanding amount of the LC2 Investment for each such extension, (ii) the preferred return is increased from 15.5% to 18% of which the accrued preferred return is increased from 10.5% to 13%, (iii) the trailing 6-month annualized adjusted net operating income (as defined in the GIP SPE Operating Agreement) is in excess of $5.0 million, (iv) GIP SPE and its subsidiaries’ senior debt is extended through the end of the extension period, and there are no defaults under the GIP SPE Operating Agreement.

On August 7, 2025, the Company exercised its first 12-month extension option under the GIP SPE Operating Agreement, extending the Mandatory Redemption Date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid LC2 an extension fee of $141,000 (equal to 100 basis points of the outstanding LC2 Investment), increased the "Preferred Equity Return" under the GIP SPE Operating Agreement from 15.5% to 18% per annum, and increased the "Accrued Preferred Return" under the agreement from 10.5% to 13% per annum, while the "Current Preferred Return" under the agreement remained at 5% per annum. The Company also confirmed that the trailing nine-month annualized adjusted net operating income exceeded $5.0 million, the senior loans had been extended through the end of the extension period, and there were no material breaches or defaults under the GIP SPE Operating Agreement.

Under the GIP SPE Operating Agreement, GIP SPE is also required to pay to Loci Capital, an affiliate of LC2, an equity fee of 1.5% of the LC2 Investment, with 1% having been paid upon the execution and delivery of the GIP SPE Operating Agreement and the 0.5% payable upon redemption of the LC2 Investment.

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $4,461,228 as of September 30, 2025.

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

Following these transactions as of September 30, 2025, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and nine months ended September 30, 2025 and 2024:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2023	$3,000,000	$1,109,570	$-	$-		$14,702,853	$18,812,423	$406,131
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(9,705)	-		(187,471)	(267,833)	(2,844)
Net income (loss) for the quarter	52,500	18,157	9,705	-		873,344	953,706	(7,582)
Balance, March 31, 2024	$3,000,000	$1,109,570	$-	$-		$15,388,726	$19,498,296	$395,705
Issuance of Redeemable Non-Controlling Interests	-	-	-	2,500,000		-	2,500,000	-
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(7,942)	-		(192,491)	(271,090)	(2,844)
Net income (loss) for the quarter	$52,500	18,157	7,942	-		721,635	800,234	-
Balance, June 30, 2024	$3,000,000	$1,109,570	$-	$2,500,000		$15,917,870	$22,527,440	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	3,080,000		-	3,080,000	-
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(4,412)	(64,119)		(198,109)	(337,297)	-
Net income (loss) for the quarter	52,500	18,157	4,412	64,119		726,859	866,047	-
Balance, September 30, 2024	$3,000,000	$1,109,570	$-	$5,580,000		$16,446,620	$26,136,190	$392,861

Balance, December 31, 2024	$3,000,000	$1,109,570	$-	$5,580,000		$16,974,975	$26,664,545	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(52,500)	(24,209)	-	(90,675)	(33,934)	(204,331)	(405,648)	-
Net income (loss) for the quarter	52,500	24,209	-	90,675	33,934	733,081	934,399	-
Balance, March 31, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$17,503,725	$31,402,450	$392,861
Distribution on Non-Controlling Interests	(52,500)	(12,104)	-	(90,675)	$(57,623)	$(214,455)	(427,358)	-
Net income (loss) for the quarter	52,500	12,104	-	90,675	$57,623	743,205	956,108	-
Balance, June 30, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$18,032,475	$31,931,200	$392,861
Distribution on Non-Controlling Interests	(52,500)	(18,157)	-	(90,675)	$(57,623)	$(361,401)	(580,356)	-
Net income (loss) for the quarter	52,500	18,157	-	90,675	$57,623	890,151	1,109,106	-
Balance, September 30, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$18,561,225	$32,459,950	$392,861

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

The Company has 819,360 and 819,360 warrants outstanding and exercisable as of September 30, 2025 and September 30, 2024, respectively, as summarized below.

As of September 30,
Issue Date	2025
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	404,510
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
819,360

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	819,360	$11.61	2.5
Exercised	-	-
As of September 30, 2025	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of September 30, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

There was no intrinsic value for the warrants as of September 30, 2025 or 2024.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of September 30, 2025, 220,162 shares had been granted under the Omnibus Incentive Plan.

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

The following is a summary of restricted shares for the nine months ended September 30, 2025 and 2024:

	2025	2024
Number of Shares Outstanding at beginning of period	61,322	91,516
Restricted Shares Issued	-	-
Restricted Shares Vested	-	(43,364)
Number of Shares Outstanding at end of period	61,322	48,152

On June 15, 2024, the Company issued restricted stock units with respect to an aggregate of 61,275 shares of common stock to non-employee directors of the Company, excluding the Chairman of the Board, David Sobelman.

The Company recorded stock based compensation expense of $258,750 and $94,934 and $258,750 and $284,805 during the three and nine months ended September 30, 2025 and 2024, respectively.

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

Note 8 – Mortgage Loans

The Company had the following mortgage loans outstanding as of September 30, 2025 and December 31, 2024, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		3/31/2026	$750,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	6,976,176	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,322,347	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,230,609	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	873,262	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	873,262	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,974,575	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,400,193	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,623,961	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,220,524	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,727,960	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,249,643	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,354,769	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	615,848	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	539,231	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	704,103	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	549,899	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	605,180	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	516,924	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	539,231	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	627,485	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,861,025	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,254,002	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,949,281	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,491,529	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,231,969	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,204,758	n/a	1.20
		$71,599,913					$55,762,746	$59,443,251
						Less Debt Discount, net	(740,020)	(317,978)
						Less Debt Issuance Costs, net	(434,942)	(785,358)
							$54,587,784	$58,339,915

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

The Company amortized debt issuance costs and debt discount during the three and nine months ended September 30, 2025 and 2024 to interest expense of approximately $48,460 and $60,532, and $137,097 and $156,091, respectively. The Company incurred debt issuance costs of $72,290 and $0 during the nine months ended September 30, 2025 and 2024.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2025, the Company was in compliance with all covenants.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $1.2 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.3 million. During the three and nine months ended September 30, 2025 and 2024, the Company incurred a guaranty fee expense to the Company's CEO of $71,056 and $102,023, and $248,682 and $304,245, respectively, recorded to interest expense. As of September 30, 2025 the Company recorded $443,026 for guaranty fees payable which is included in accrued expenses.

On August 9, 2022 the Company and Operating Partnership entered a Redemption Agreement with a unit holder. As such, the Company recorded in other payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of December 31, 2024. Remaining balances of $0 and $452,460 were outstanding as of September 30, 2025 and September 30, 2024, respectively.

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

Concurrent with the aforementioned sales, the Company repaid the corresponding loan in full, which had been secured by three properties: a 7-Eleven store in Washington, D.C., the Starbucks store in South Tampa, Florida, and the property in Huntsville, Alabama. The prepayment resulted in a loss on extinguishment of debt of $926,398, consisting of $286,218 of unamortized debt issuance costs and $640,180 of prepayment premiums and liquidation fees. The loan payoff also included $808,953 of default interest, which was recognized as interest expense in the period.

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

Subsequent to September 30, 2025, the Company satisfied the required conditions for the release of the $350,000 renewal funds, and the proceeds were disbursed and received on November 10, 2025, in accordance with the terms of the Loan Agreement.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total as of September 30, 2025
2025	$298,468	2,114,689	2,413,157
2026	5,632,816	5,500,000	11,132,816
2027	1,271,209	-	1,271,209
2028	21,599,559	-	21,599,559
2029	13,053,050	-	13,053,050
Thereafter	13,907,644	-	13,907,644
	$55,762,746	$7,614,689	$63,377,435

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

Both amounts are included in Loan payable – related party on the consolidated balance sheet as of December 31, 2025.

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

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.09% as of September 30, 2025.

During the three months and nine ended September 30, 2025 and 2024 the Company incurred a guaranty fee expense to the Company's CEO of $71,056 and $248,682, and $102,023 and $304,245, respectively, recorded to interest expense and is included in accrued expenses – related party on the Consolidated Balance Sheets as of September 30, 2025. See Note 8 – Debt for details of the guaranty provided by the Company's President and CEO.

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

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previous due on August 31, 2025, has been extended to December 31, 2025.

On October 27, 2025, the Company entered into a First Amendment to the Secured Promissory Note originally issued on April 25, 2025 to Brown Family Enterprises, LLC in the principal amount of $1.0 million. The First Amendment extends the Note’s maturity date to December 15, 2025 and provides for a $20,000 extension fee payable on the revised maturity date. Except as amended to reflect the new maturity and the extension fee, all other terms of the Note remain unchanged, including the interest rates, security interests, and covenants previously disclosed.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in loss on derivative valuation, net for $11,256 and $427,081 for the three and nine months ended September 30, 2025 and loss on derivative valuation, net for $734,116 and $308,570 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company recognized a derivative liability of $534,198 and derivative asset of $77,908, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$247,288	$247,288	$612,939	$612,939
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	77,908	77,908	140,476	140,476

Financial liabilities:
Interest rate swaps	534,198	534,198	169,685	169,685

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements are issued.

Brown Family Enterprises Loan

As discussed in Note 9 above, on October 27, 2025, the Company entered into an amendment to its $1.0 million secured promissory note with Brown Family Enterprises, LLC, extending the maturity date to December 15, 2025 and providing for a $20,000 extension fee.

Valley National Bank Loan

As discussed on Note 8 above, on November 10, 2025, the Company satisfied all conditions required under the June 13, 2025 loan agreement with Valley National Bank for the release of the remaining $350,000 renewal funds related to the 7-Eleven-occupied property located at 3707-3711 14th Street NW, Washington, D.C. The funds were disbursed and received by the Company on that date in accordance with the terms of the loan agreement.

Real Estate Dispositions

As discussed in Note 2 above, the Company entered into agreements to sell three properties with an aggregate contract value of approximately $13.77 million.

Each transaction is subject to customary due diligence and closing conditions. No other subsequent events requiring adjustment to or disclosure in the consolidated financial statements were identified.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We initiated operations during the year ended December 31, 2015 and have elected to be taxed as a REIT for federal income tax purposes. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of September 30, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

Public Offering and Nasdaq Listing

In September 2021, the Company closed an underwritten public offering of 1,665,000 units at a price to the public of $10 per unit generating net proceeds of $13.8 million. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price equal to $10 per share. The common stock and warrants included in the units (which were separated into one share of common stock and one warrant) currently trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GIPR” and “GIPRW,” respectively.

Our Investments

The following are characteristics of our properties as of September 30, 2025:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized base rent ("ABR") as of September 30, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, EXP Services, and Kohl’s Corporation, and City of San Antonio contributed approximately 59% of our portfolio’s annualized base rent.
•
Percentage Leased. Our portfolio is 98.6% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of September 30, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.30.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of September 30, 2025:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A	Y	1.0	2 x 5	Yes	$129,804	$43.27
Office	Norfolk, VA	49,902	General Services Administration-Navy (5)	AA+	Y	3.5	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A. (5)	N/A	N/A	9.1	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	2.4	1 x 5	Yes	823,909	23.64
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	3.3	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	3.9	1 x 5	Yes	100,682	13.35
Office	Plant City, FL	7,826	VACANT	N/A	N/A	0.0	N/A	N/A	-	-
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	2.6	4 x 5	Yes	366,600	23.98
Retail	Grand Junction, CO	30,701	Best Buy Co., Inc.	BBB+	Y	2.0	1 x 5	Yes	353,061	11.50
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB	Y	8.6	2 x 5	Yes	238,149	21.75
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	1.9	2 x 5	Yes	148,216	56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	4.8	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	4.3	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	3.3	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	5.3	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	10.2	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	5.5	3 x 5	Yes	92,961	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	5.3	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	5.6	3 x 5	Yes	85,998	9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	5.3	2 x 5	Yes	109,060	10.00
Office	Maitland, FL	33,118	exp U.S. Services Inc.	Not Rated	Not Rated	1.7	1 x 5	Yes	864,583	26.11
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	1.4	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	BB-	Y	7.0	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	5.0	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	14.7	4 x 5	Yes	240,434	58.53
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	11.1	5 x 5	No	119,728	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	10.3	4 x 5	Yes	318,150	16.66
Tenants - All Properties		542,640							$8,843,321	$16.30
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of September 30, 2025. Our leases do not include tenant concessions or abatements, except for Dollar Tree in Morrow, Georgia which had 2-months free rent in Q3 2025.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.
(5)
Two tenants occupy this single property. New lease executed for the vacant unit, effective May 1, 2024.

Distributions

From inception through September 30, 2025, we have distributed $5,024,622 to common stockholders.

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

On October 27, 2025, the Company entered into a First Amendment to the Secured Promissory Note originally issued on April 25, 2025 to Brown Family Enterprises, LLC in the principal amount of $1.0 million. The First Amendment extends the Note’s maturity date to December 15, 2025 and provides for a $20,000 extension fee payable on the revised maturity date. Except as amended to reflect the new maturity and the extension fee, all other terms of the Note remain unchanged, including the interest rates, security interests, and covenants previously disclosed.

Property Sales

On May 29, 2025, the Company completed the sale of its Starbucks-occupied retail building located in Tampa, Florida for a purchase price of $3,450,000.

On May 29, 2025, Company completed the sale of its Auburn University-occupied industrial building located in Huntsville, Alabama for a purchase price of $7,200,000, in cash.

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

On May 29, 2025, the Company’s Chief Executive Officer (the "Guarantor") executed a Personal Guaranty (the “Guaranty”) in favor of Chase, in connection with the loan made by Chase to the Operating Partnership pursuant to the Chase Promissory Note. Under the terms of the Guaranty, the Guarantor unconditionally and irrevocably guarantees the full and punctual payment of all obligations of the Operating Partnership under the Chase Promissory Note, including principal, interest, and enforcement costs. The Guarantor’s liability is limited to the maximum amount enforceable under applicable bankruptcy and fraudulent transfer laws.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a loan transaction for $103,500 that is evidenced by a promissory note (the “SRS Promissory Note”) issued to SRS Real Estate Partners, LLC. (“SRS”). The SRS Promissory Note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 0% per annum, will be due on December 31, 2025. The SRS Promissory Note may be repaid without penalty at any time. The SRS Promissory Note relates to broker’s fees payable by the Company to SRS in connection with the sale of the Company’s Starbucks-occupied retail building located in Tampa, Florida, as further described under Item 2.01 above.

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida, as further described under Item 2.01 above. The loan is evidenced by a promissory note (the “Sobelman Promissory Note”) payable to the David E. Sobelman Revocable Trust, under an agreement dated September 5, 2007. The Sobelman Promissory Note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previously due on August 31, 2025, has been extended to December 31, 2025, has been extended to December 31, 2025.

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

In connection with the Loan, the Executive Chairman of the Company, entered into a Guaranty of Nonrecourse Carveout Obligations (the “Guaranty Agreement”), pursuant to which he unconditionally guaranteed certain nonrecourse carveout obligations of the Borrower to the Lender.

Results of Operations

Operating results for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

Revenue

During the three and nine months ended September 30, 2025, total revenue from operations were $2,470,109 and $7,283,974, respectively, as compared to $2,400,282 and 7,092,690 for the three and nine months ended September 30, 2024, respectively. Revenue increased by $69,827 and $191,284 during the three and nine months ended September 30, 2025, respectively, compared with the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, we incurred total operating expenses of $4,169,441 and $12,832,102, respectively, as compared to $3,769,715 and $11,133,386, respectively, for the three and nine months ended September 30, 2024. Operating expenses increased overall by $399,726 and $1,698,716, respectively, as follows:

	Three months ended September 30,
	2025	2024	Change
General and administrative expense	$585,193	$577,565	$7,628
Building expenses	635,717	729,062	(93,345)
Depreciation and amortization	1,287,112	1,068,081	219,031
Interest expense, net	1,162,436	1,098,608	63,828
Compensation costs	498,983	296,399	202,584
Total expenses	$4,169,441	$3,769,715	$399,726

	Nine months ended September 30,
	2025	2024	Change
General and administrative expense	$1,643,464	$1,632,018	$11,446
Building expenses	1,975,060	2,067,356	(92,296)
Depreciation and amortization	3,844,454	3,474,918	369,536
Interest expense, net	4,429,454	3,142,489	1,286,965
Compensation costs	939,670	816,605	123,065
Total expenses	$12,832,102	$11,133,386	$1,698,716
•
General, administrative and organizational costs remained relatively flat, year-over-year, with modest increases of $7,628 and $11,446 for the comparative periods of the three and nine months ended September 30, 2025 and 2024, respectively. Included in general and administrative expenses are accrued legal fees related to Special Committee matters totalling approximately $235,000 as of the reporting date.
•
Building expenses remained relatively flat, year-over-year, with modest decreases of $93,345 and $92,296 for the comparative periods of the three and nine months ended September 30, 2025 and 2024.
•
Depreciation and amortization increased nominally, year-over-year, by $219,031 and $369,536 for the comparative periods of the three and nine months ended September 30, 2025 and 2024.
•
Interest expense, net increased by $63,828 and $1,286,965 during the three and nine months ended September 30, 2025. The increase being primarily attributable to costs associated with the prepayment of loan in May 2025.
•
Compensation costs increased by $202,584 and $123,065 during the three and nine months ended September 30, 2025, primarily due to restricted stock compensation and increase in executive salary.

Net loss

During the three and nine months ended September 30, 2025 and 2024, we generated a net loss of $1,717,854 and $6,981,835, and $2,103,549 and $5,444,133, respectively.

Net income attributable to non-controlling interests

During the three and nine months ended September 30, 2025 and 2024, net income attributable to non-controlling interest was $1,109,106 and $2,999,612, and $866,047 and $2,612,405, respectively.

Net loss attributable to common shareholders

During the three and nine months ended September 30, 2025 and 2024, we generated a net loss attributable to our shareholders of $2,826,960 and $9,981,447 and $2,969,596 and $8,151,538, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations, proceeds from property dispositions, and borrowings under credit facilities. As of September 30, 2025, we had total cash (unrestricted and restricted) of $281,788, properties with a gross cost basis of $97,011,131 and outstanding mortgage loans with a principal balance of $55,762,746.

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

Our President and CEO has also personally guaranteed the repayment of the $1.2 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, our President and CEO has also provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.3 million.

During the three and nine months ended September 30, 2025, we incurred a guaranty fee expense to our President and CEO of $71,056 and $248,682, respectively, recorded to interest expense. A guaranty fee expense of $102,023 and $304,245 was incurred during the three and nine months ended September 30, 2024, respectively.

On June 13, 2025, GIPDC 3707 14th St, LLC, an indirect subsidiary of the Company, entered into a secured Loan Agreement with Valley National Bank (the “Lender”), pursuant to which the Lender made a mortgage loan in the original principal amount of $1.1 million (the “Loan”). The proceeds of the loan will be used for general corporate purposes.

On August 9, 2022, we entered a Redemption Agreement with a unit holder. As such, we recorded another payable - related party in the amount of $2,912,300 upon execution of the Redemption Agreement entered into July 20, 2022 and has paid the note in full as of September 30, 2025. Remaining balances of $0 and $452,260 outstanding as of September 30, 2025 and 2024, respectively.

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

Outstanding mortgage loans payable consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate		Maturity Date	9/30/2025	12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		3/31/2026	$750,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000	(f)	6.15%		8/30/2029	6,976,176	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749	(f)	6.15%		8/23/2029	4,322,347	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,230,609	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	873,262	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	873,262	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,974,575	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	2,400,193	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,623,961	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,220,524	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,727,960	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,249,643	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,354,769	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	615,848	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	539,231	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	704,103	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	549,899	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	605,180	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	516,924	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	539,231	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	627,485	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	2,861,025	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,254,002	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,949,281	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,491,529	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,231,969	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,204,758	n/a	1.20
		$71,599,913					$55,762,746	$59,443,251
						Less Debt Discount, net	(740,020)	(317,978)
						Less Debt Issuance Costs, net	(434,942)	(785,358)
							$54,587,784	$58,339,915

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

We amortized debt issuance costs during the three and nine months ended September 30, 2025 and 2024 to interest expense of approximately $48,460 and $60,532 and $137,097 and $156,091, respectively. During the nine months ended September 30, 2025 and 2024, the company paid $72,900 and $0, respectively, in debt issuance costs.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of September 30, 2025, the Company was in compliance with all covenants.

Minimum required principal payments on our debt as of September 30, 2025 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total as of September 30, 2025
2025	$298,468	2,114,689	2,413,157
2026	5,632,816	5,500,000	11,132,816
2027	1,271,209	-	1,271,209
2028	21,599,559	-	21,599,559
2029	13,053,050	-	13,053,050
Thereafter	13,907,644	-	13,907,644
	$55,762,746	$7,614,689	$63,377,435

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of September 30, 2025.

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

The Preferred Interest is required to be redeemed in full by the Company on or before August 10, 2025 (the"Mandatory Redemption Date") for a redemption amount equal to the greater of (i) the amount of the LC2 Investment plus the accrued preferred return, and (ii) the Make-Whole Amount. Upon a failure to timely redeem the Preferred Interest, the preferred return will accrue at an increased rate of 18% per annum, compounded monthly. The Company has the right to extend the Mandatory Redemption Date for two consecutive 12-month extension periods, provided that (i) LC2 is paid an extension fee of 0.01% of the outstanding amount of the LC2 Investment for each such extension, (ii) the preferred return is increased from 15.5% to 18% of which the accrued preferred return is increased from 10.5% to 13%, (iii) the trailing 6-month annualized adjusted net operating income (as defined in the GIP SPE Operating Agreement) is in excess of $5.0 million, (iv) GIP SPE and its subsidiaries’ senior debt is extended through the end of the extension period, and there are no defaults under the GIP SPE Operating Agreement.

On August 7, 2025, the Company exercised its first 12-month extension option under the GIP SPE Operating Agreement, extending the Mandatory Redemption Date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid LC2 an extension fee of $141,000 (equal to 100 basis points of the outstanding LC2 Investment), increased the “Preferred Equity Return” under the GIP SPE Operating Agreement from 15.5% to 18% per annum, and increased the “Accrued Preferred Return” under the agreement from 10.5% to 13% per annum, while the “Current Preferred Return” under the agreement remained at 5% per annum. The Company also confirmed that the trailing nine-month annualized adjusted net operating income exceeded $5.0 million, the senior loans had been extended through the end of the extension period, and there were no material breaches or defaults under the GIP SPE Operating Agreement.

Under the GIP SPE Operating Agreement, GIP SPE is also required to pay to Loci Capital, an affiliate of LC2, an equity fee of 1.5% of the LC2 Investment, with 1% having been paid upon the execution and delivery of the GIP SPE Operating Agreement and the 0.5% payable upon redemption of the LC2 Investment.

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $4,461,228 as of September 30, 2025.

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

Cash from Operating Activities

Net cash provided by operating activities was $415,553 and $783,511 for the nine months ended September 30, 2025 and 2024, respectively.

Cash from Investing Activities

Net cash provided by (used in) investing activities during the nine months ended September 30, 2025 and 2024 was $10,333,595 and ($5,960,892), respectively.

Cash from Financing Activities

Net cash (used in) and provided by financing activities was ($11,114,799) and $3,607,045 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(1,717,854)	$(2,103,549)	$(6,981,835)	$(5,444,133)
Other expense	-	-	286	-
Loss (gain) on derivative valuation	11,256	734,116	427,081	308,570
Depreciation and amortization	1,287,112	1,068,081	3,844,454	3,474,918
Loss on held for sale asset valuation	-	-	-	1,058,994
Funds From Operations	$(419,486)	$(301,352)	$(2,710,014)	$(601,651)
Amortization of debt issuance costs	94,564	60,532	137,097	156,091
Amortization of debt discount	86,251	-	97,216	-
Non-cash stock compensation	-	94,935	258,750	284,804
Write-off of deferred financing costs	286,219	-	286,219	-
Adjustments to Funds From Operations	467,034	155,467	779,282	440,895
Core Funds From Operations	$47,548	$(145,885)	$(1,930,732)	$(160,756)

Net loss	$(1,717,854)	$(2,103,549)	$(6,981,835)	$(5,444,133)
Other expense	-	-	286	-
Loss (gain) on derivative valuation	11,256	734,116	427,081	308,570
Depreciation and amortization	1,287,112	1,068,081	3,844,454	3,474,918
Amortization of debt issuance costs	94,564	60,532	137,097	156,091
Amortization of debt discount	86,251	-	97,216	-
Above and below-market lease amortization, net	111,800	203,357	171,762	203,357
Straight line rent, net	9,033	42,972	50,541	74,253
Adjustments to net loss	$1,600,016	$2,109,058	$4,728,437	$4,217,189
Adjusted Funds From Operations	$(117,838)	$5,509	$(2,253,398)	$(1,226,944)

Dead deal expense	$7,266	$-	$35,160	$35,873
Loss on extinguishment of debt	-	-	926,398	-
Non-cash stock compensation	-	94,935	258,750	284,804
Write-off of deferred financing costs	286,219	-	286,219	-
Adjustments to Adjusted Funds From Operations	$293,485	$94,935	$1,506,527	$320,677
Core Adjusted Funds From Operations	$175,647	$100,444	$(746,871)	$(906,267)

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

Management, with the participation of our CEO and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management, including our CEO and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2025, the Company received notice (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company reported a stockholders’ equity deficit of ($965,694), which is below the stockholders’ equity requirement for continued listing. Additionally, Nasdaq advised the Company that it does not meet either of the alternative continued listing standards under the Nasdaq Listing Rules. Specifically, it does not have a market value of listed securities of at least $35 million, nor has it reported net income of at least $500,000 from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

Pursuant to the Nasdaq Notice, the Company was afforded 45 calendar days from the date of such notice, or until October 3, 2025, unless otherwise directed by Nasdaq staff, to submit a plan to Nasdaq outlining how the Company intends to regain compliance with Nasdaq’s continued listing standards. The Company timely submitted the required compliance plan within the prescribed timeframe. If Nasdaq accepts the submitted plan, it may grant the Company an extension of up to 180 calendar days from the date of the Nasdaq Notice to demonstrate compliance with both the plan and the relevant Nasdaq continued listing requirements. Nasdaq has not as of the date of the filing of this 10-Q advised the Company as to whether it will accept the plan.

If the Company’s compliance plan is not accepted by Nasdaq, or if it is accepted but the Company fails to regain compliance within 180 calendar days from the date of the Nasdaq Notice, or if the Company fails to satisfy another Nasdaq continued listing requirement, Nasdaq could issue a notice that the Company’s common stock is subject to delisting. In that event, the Company would be entitled to request a hearing before a Nasdaq Hearings Panel. A timely request for a hearing would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period that may be granted by the panel.

If we fail to regain compliance with the stockholder equity requirement, our common stock may be delisted from The Nasdaq Capital Market. Delisting could materially reduce the liquidity and market price of our common stock, impair the ability of our stockholders to sell or purchase shares, and adversely affect our access to capital markets. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2	Restated Bylaws of Generation Income Properties, Inc.(incorporated by reference to Exhibit 3.2 of the Company’s Form 10/A filed on April 30, 2025)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015)
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018)
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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021)
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021)
4.6	Form of Investor Warrant (incorporated by reference from Exhibit 4.2 from Form 8-K filed on September 9, 2021)
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference from Exhibit 4.3 from Form 8-K filed on September 9, 2021)
10.1	Letter Agreement, dated August 9, 2025, between Generation Income Properties, L.P. and LC2-NNN Pref, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2025)
10.2

Second Amendment to Lease, dated August 18, 2025, between GIPCO 585 24 ½ Road, LLC and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2025)

10.3

Purchase and Sale Agreement, dated August 17, 2025, by and between GIPFL 702 Tillman Place, LLC and Cary Carreno, an individual (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 5, 2025)

10.4

First Amendment to Purchase and Sale Agreement, made and entered into October 15, 2025, by and between GIPFL 702 Tillman Place, LLC and 702 Tillman Place, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 5, 2025)

10.5	First Amendment to Secured Promissory Note, dated October 27, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 31, 2025)
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: November 14, 2025	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)