Form 10-K
period 2025-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2026-04-01
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.4 million (based upon the closing sales price of the common stock on December 31, 2025 of $0.68).

The registrant had 5,448,178 shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Maintaining status as a Real Estate Investment Trust ("REIT") for federal income taxes; and
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
•
We could be delisted from Nasdaq for our continued current failure to comply with Nasdaq's minimum stockholders' equity requirement or minimum bid requirement, or other applicable continued listing requirements and standards of Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
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
•
We own twenty-five of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.
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

Note Regarding Market and Industry Data

In this Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this Annual Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” Additionally, some data in this Annual Report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

PART I.

ITEM 1. BUSINESS

Our Company

We are an internally managed real estate investment trust focused on acquiring and managing income-producing retail, office and industrial properties net leased to high quality tenants in major markets throughout the United States. We believe our focus on owning properties leased to investment grade or creditworthy tenants provides attractive risk adjusted returns through current yields, long term appreciation and tenant renewals.

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

Prior to July 3, 2024, we made regular cash distributions to our stockholders out of our cash available for distribution, typically on a monthly basis. On July 3, 2024, the Company announced that its Board of Directors decided to suspend the Company's regular dividend to common shareholders and unitholders. Generally, our policy will be to pay distributions from cash flow from operations when possible. However, our distributions may be paid from sources other than cash flows from operations, such as from the proceeds from a capital raise, borrowings or distributions in kind.

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

We and our Operating Partnership were organized to operate using an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. We use an UPREIT structure because a sale of property directly to another person or entity generally is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property that desires to defer taxable gain on the sale of its property may transfer the property to the Operating Partnership in exchange for common units in the Operating Partnership and defer taxation of gain until the seller later disposes of its common units in the Operating Partnership. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. As of December 31, 2025, as the general partner of the Operating Partnership, we owned 99.6% of the outstanding common units in the Operating Partnership and outside investors owned 0.4%. The Company formed a Maryland entity GIP REIT OP Limited LLC as a wholly owned subsidiary in 2018 that owned 0.001% of the Operating Partnership as of December 31, 2025.

The following chart shows the structure of the Company as of December 31, 2025:

(1) On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.5 million occupied by Best Buy.

(2) In February 2025, the Company completed the acquisition of the LMB portfolio, further expanding its footprint of tenant-critical real estate assets. This transaction reflects the Company’s continued focus on sourcing under-managed properties with embedded upside and structuring acquisitions in a capital-efficient manner. The LMB acquisition enhances portfolio diversification while supporting long-term cash flow growth and asset management opportunities.

Business Objectives and Investment Strategy

Our long-term objective is to continue to acquire and manage a diversified portfolio of high-quality net leased properties that generates predictable cash flows and capital appreciation over market cycles. Our properties are generally net leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for most or all property related expenses such as real estate taxes, insurance, and maintenance costs. We believe this lease structure provides us with stable cash flows over the term of the lease and minimizes the ongoing capital expenditures. We seek to identify properties in submarkets with high barriers to entry for development and where valuation is frequently influenced by local real estate market conditions and tenant needs.

Notwithstanding our long-term strategy to grow our assets through additional property acquisitions, our strategy over the next twelve months will be focused on improving our balance sheet and increasing our stockholder equity and liquidity through by methodically and opportunistically marketing and selling a select group of up to 18 of our income-producing properties. The goal of this near-term strategy is to enable us to obtain proceeds that, together with proceeds from anticipated equity capital-raising transactions, will enable us to substantially reduce our preferred stock obligations and certain commercial debt and better position us for growth capital and less-expensive debt financing. We have already initiated this process and have begun marketing these 18 properties through a broker with significant experience in selling single-tenant commercial net lease properties, and these sales (if made) will be in addition to the 5 property sales that we made in 2025. We believe that if we are able to successfully execute on this near-term sale strategy, our balance sheet and Company will be better positioned to seek growth capital and less-expensive debt financing that will provide a foundation for resuming the growth of our asset base.

The following are the principal components of our long-term strategy:

Focus on Real Estate Fundamentals: We have observed that the market for properties with bond-type net-leased structures, lease terms greater than ten years, and limited rent escalators upon renewal are exposed to many of the same operational and market risks as other net-leased properties while providing lower returns due to competition. We believe that focusing on traditional real estate fundamentals allows us to target properties with shorter lease terms, modified net leases or vacancy and thereby may allow us to generate superior returns.

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
•
sustainable rents specific to a tenant's location that may be at or below market rents;
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

Our Current Portfolio as of December 31, 2025

The following are characteristics of our properties as of December 31, 2025:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2025.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. 92% of the leases in our current portfolio (based on annualized base rent as of December 31, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.19.

Given the nature of our leases, our tenants either pay the real estate taxes or insurance directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

For further information on our properties and our tenant base, see “Item 2–Properties.”

The table below presents an overview of the properties in our portfolio as of December 31, 2025:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A-	Y	5.2	2 x 5	Yes	$120,000	$40.00
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	Y	2.7	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.	N/A	N/A	8.3	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	1.7	1 x 5	Yes	823,909	23.64
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	2.6	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	3.1	1 x 5	Yes	100,682	13.35
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	1.8	4 x 5	Yes	366,600	23.98
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	Y	7.8	2 x 5	Yes	242,912	22.19
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	1.2	2 x 5	Yes	148,216	56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	4.1	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	3.6	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	2.6	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	9.4	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	4.6	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	9.4	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	4.8	3 x 5	Yes	92,960	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	4.8	3 x 5	Yes	85,998	9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	4.6	2 x 5	Yes	109,060	10.00
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	0.6	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	Not Rated	N	6.3	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	4.2	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	13.9	4 x 5	Yes	243,800	59.35
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	10.3	5 x 5	Yes	119,727	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	9.6	4 x 5	Yes	318,150	16.66
Tenants - All Properties		470,995							$7,624,001	$16.19

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2025. Our leases do not include tenant concessions or abatements, except for Dollar Tree in Morrow, Georgia which had 2-months free rent in Q3 2025, and 7-Eleven in Washington, DC, which had 2 months free rent in Q4 2025.
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

Property and Asset Management Agreements

We manage our properties in-house, except for our Norfolk, Virginia properties.

We previously engaged Colliers International Asset Services to provide property management services to our two properties in Norfolk, Virginia. The agreements provided for us to pay Colliers International Asset Services a management fee equal to 2.5% of the gross collected rent of each of the two properties (inclusive of tenant expense reimbursements) as well as a construction supervision fee for any approved construction. The Company engaged Bevara Building Services for facility management and property management services for the two Norfolk, Virginia properties from June 15, 2022 through July 2023. Effective August 2023 Colliers International Asset Services resumed management services for our Norfolk, VA properties. The Company paid an aggregate of approximately $60,189 for property management services in fiscal year 2025.

Distributions

From inception through December 31, 2025, we have distributed $5,031,548 to common stockholders. The Company suspended common stock dividend payments as of July 2024.

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

Human Capital

As of December 31, 2025 we had four full-time employees. We plan to continue using outside consultants, attorneys, and accountants, as necessary. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Environmental Matters

To control costs, we limit our investments to properties that are environmentally compliant or that do not require extensive remediation upon acquisition. To do this, we conduct assessments of properties before we decide to acquire them. These assessments, however, may not reveal all environmental hazards. In certain instances we rely upon the experience of our management and in most cases we will request, but will not always obtain, a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials. Additionally, we seek to ensure that many of our leases contain clauses that require a tenant to reimburse and indemnify us for any environmental contamination occurring at the property. We do not intend to purchase any properties that have known environmental deficiencies that cannot be remediated.

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

We own twenty-five properties as of the report date.

As of March 31, 2026, we own twenty-five properties. We will need to raise funds to acquire additional properties to lease in order to grow and generate additional revenue. Because we only own twenty-five properties, the loss of any one tenant (or financial difficulties experienced by one of our tenants) could have a material adverse impact on our business and operations.

Many of our current and future properties depend upon a single tenant for all or a majority of the rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Current and future properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. For example, one tenant in one of our Norfolk, Virginia properties and another tenant in our Alabama property did not renew their leases that terminated on January 31, 2023 and January 31, 2024, respectively. In May 2024 and August 2024, respectively, the Company re-let both vacant spaces to tenants. Consequently, in the event that we do not timely find replacement tenants for vacancies, material adverse impacts to our business may result.

We have experienced losses in the past, and we will likely experience similar losses in the near future.

For the years ended December 31, 2025 and 2024, we had net losses of $6,389,000 and $4,872,888, respectively. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses as a public company relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. As we continue to acquire properties, we anticipate we will achieve scale to reduce these expenses; however, we cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

GIP SPE is a subsidiary of our Operating Partnership, which holds, directly and indirectly, 18 of our properties, including the properties comprising our portfolio acquisition from Modiv Industrial and eight of our other properties (collectively, the “Properties”). Under the GIP SPE Operating Agreement, the following actions, among others, require the approval of LC2:

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

We are presently a comparatively small company with only twenty-five properties, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity. In addition, because we intend to focus on single-tenant properties, we may never have a diverse group of tenants renting our properties, which will hinder our ability to achieve overall diversity in our portfolio. As of March 27, 2026, 29% of our total base rent is derived from our office properties and 71% from retail/medical-retail properties.

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

We have paid distributions from offering proceeds to the extent our cash flow from operations or earnings are not sufficient to fund declared distributions. If we resume making dividends, rates of distribution to you will not necessarily be indicative of our operating results. If we make distributions from sources other than our cash flows from operations or earnings, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including the proceeds from an offering of our securities. To date, we have funded and expect to continue to fund distributions from the net proceeds of our offerings. We have suspended the payment of dividends as of July 2024, and if we resume dividend payments, then to the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent future distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

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

The Trump Administration’s initiative to dramatically cut government spending introduces additional uncertainty for our portfolio of properties leased to the United States Government. The Department of Government Efficiency (“DOGE”) has begun to look at ways to increase government office utilization and shrink the federal government’s real estate portfolio. This could lead to the General Services Administration (“GSA”) exercising termination options under or otherwise seeking to terminate our leases with the United States Government or make it more likely the United States Government terminates the applicable lease at lease expiration. As of December 31, 2025, approximately 94,000 of our occupied square feet leased to the GSA were within periods during which the tenant has the right to terminate their space without a termination fee, or “non-firm terms.” The GSA recently announced a suspension of the execution of substantially all GSA funded obligations, including new leases and lease amendments. This action by the GSA has resulted in delays of the GSA authorizing us to proceed with landlord work at our property in Lincoln, Nebraska and that is a condition to lease commencement of our lease with the United States Government at this property, as well as delays in lease negotiations at certain other properties leased to the United States Government. We do not know how long the suspension will continue and cannot provide any assurance as to how ongoing developments with respect to DOGE and the Trump Administration’s efforts to reduce government spending may impact our portfolio of properties leased to the United States Government. Efforts to manage space utilization rates and reduce government spending may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable.

General Risks Related to Investments in Real Estate

The third-party valuations of real estate investments we seek to purchase often times includes the value of a commercial lease and the loss of such a lease could result in the value of the real property declining.

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

Our success will depend on the financial ability of our tenants to remain current with their leases with us. We may experience concentration in one or more tenants if the future leases we have with those tenants represent a significant percentage of our operations. As of March 31, 2026, we have five tenants, that each account for more than 10% of our annualized rent: the General Service Administration, Dollar General, the City of San Antonio, Kohl's Corporation, and PRA Holdings, who collectively contributed approximately 67% of our portfolio’s annualized base rent. Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We plan to focus our acquisition efforts on markets where our tenants or potential tenants can be successful in their current and future operations. As of March 31, 2026, we own twenty-five properties, which are located in Arizona (1 property), California (3 properties), Washington, D.C. (1 property), Florida (3 properties), Georgia (1 property), Illinois (2 properties), Iowa (1 property), Maine (2 properties), North Carolina (2 property), Ohio (3 properties), Pennsylvania (1 property), Tennessee (1 property), Texas (2 properties) and Virginia (2 properties). In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area, such as a local economic downturn or a severe natural disaster, would have a magnified adverse effect on our portfolio. In addition, we may own properties, either currently or in the future, that subjects us to the risk of rising sea levels, potential flooding, increased frequency or severity of hurricanes or other natural disasters as a result of climate change and global warming, which risk is increased given our geographic concentration. Similarly, if tenants of our properties become concentrated in a certain industry or industries or in any particular tenant, any adverse effect to that industry or tenant generally would have a disproportionately adverse effect on our portfolio.

We own twenty-five of our properties through preferred equity partnerships, which may lead to disagreements with our partners and adversely affect our interest in the partnerships.

As of March 31, 2026, we own twenty-five properties through preferred equity partnerships and we may enter into more in the future. Our partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the partnership. In the event that we have a disagreement with a partner as to the resolution of a particular issue to come before the partnership, or as to the management or conduct of the business of the partnership in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the partnership.

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

Our inability to sell a property when we desire to do so could adversely impact our liquidity and adversely affect our ability to resume the payment of cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property, and could adversely impact our ability to resume or pay distributions to you in the future. Furthermore, our ability to dispose of certain of our properties is subject to certain limitations imposed by our tax protection agreements.

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

If the U.S. economy were to continue to experience adverse economic conditions, such as high unemployment levels, such conditions may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of lease defaults. Volatility in the United States and global markets can make it difficult to determine the breadth and duration of the impact of future economic and financial market crises and the ways in which our tenants and our business may be affected. A lack of demand for rental space could adversely affect our ability to gain new tenants, which may affect our growth and profitability. Accordingly, the adverse economic conditions could materially and adversely affect us.

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

Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are CC&Rs restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

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

Our properties may face competition that could reduce the amount of rent paid to us, which would reduce the cash available for future distributions and the amount of distributions.

We expect that our properties will typically be located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions in the future.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any future distributions.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, several conditions, such as our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions in the future and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for future distribution to you.

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

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for future distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance will reduce the cash available for future distributions and the amount of potential distributions to you.

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

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make future distributions to our stockholders.

A significant portion of our rental income is derived from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and future distributions to our stockholders, if we resume making them, could be lower than they would otherwise be if we did not engage in net leases.

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

As of December 31, 2025, we had total cash (unrestricted and restricted) of $6,198,816, properties with a cost basis of $97,011,131 and outstanding debt of $49,711,594.

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

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain standard affirmative and negative covenants, including prohibitions on additional liens on the collateral, financial reporting obligations and maintenance of insurance, in addition to Debt Service Coverage Ratios ("DSCR") covenants. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our property manager. These covenants, as well as any future covenants we may enter into through further loan agreements, could limit our operational flexibility and/or could inhibit our financial flexibility in the future and prevent distributions to stockholders. As of December 31, 2025, we were in compliance with all covenants.

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

Current economic conditions are signaling that interest rates are likely to continue to rise throughout 2026 and potentially beyond in response to an inflationary environment. If there is a continued increase in interest rates, any debt servicing on investments could be significantly higher than currently anticipated, which would reduce the amount of cash available for distribution to the stockholders. Also, rising interest rates may affect the ability of our management to refinance an investment. Investments may be less desirable to prospective purchasers in a rising interest rate environment and their values may be adversely impacted by the reduction in cash flow due to increased interest payments.

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

As a result of our recurring losses, our projected cash needs, and our current liquidity, substantial doubt exists about the Company’s ability to continue as a going concern one year after the date that these financial statements are issued. In August 2024 the Company modified terms for two secured mortgage loans set to expire in September 2024 and October 2024. As of December 31, 2025, the principal balances of the modified secured loans were approximately $6.9 million and $4.3 million at 6.15% annual interest with maturity dates extended to August 2029. The Company’s ability to continue as a going concern is contingent upon continued successful execution of management’s plan to improve the Company’s liquidity and profitability.

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

One of the requirements for REIT qualification is that we not be closely held. For these purposes, we will be closely held if five or fewer individuals (including certain entities treated as individuals for this purpose) own (or are treated as owning under applicable attribution rules) more than 50% by value of our stock at any time during the second half of the taxable year. This requirement does not apply during our first REIT year. Upon the election to be taxed as a REIT for our taxable year ending December 31, 2021, the closely held test became effective for our taxable year ending December 31, 2022 and we were not considered closely held. As of December 31, 2025 we maintain that we are not closely held. Our articles of incorporation generally restrict any person from owning or being treated as owning more than 9.8% of our stock, limiting the amount of our stock any five persons could own or be treated as owning 49% of our stock, in order to prevent us from failing the closely held requirement. As permitted in our articles of incorporation, however, our Board has granted, and may grant from time to time in the future, waivers with respect to the 9.8% ownership restriction for holders for which we determine, based on such holders’ representations, covenants and agreements, that such waivers would not jeopardize our status as a REIT.

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

We could be delisted from Nasdaq for failure to comply with the Minimum Stockholders' Equity Requirement, the Minimum Bid Requirement or other applicable continued listing requirements and standards of Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must maintain compliance with Nasdaq’s continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of Nasdaq.

Minimum Stockholders’ Equity Requirement

In August 2025, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”) and that we also did not meet any other alternative standard. On October 6, 2025, we submitted to the Staff a written plan to become compliant with the Equity Requirement and were given until February 5, 2026, to regain compliance. Because we were unable to regain compliance by such date, on February 5, 2026, the Staff provided written notification that the trading of our common stock and warrants would be suspended at the open of business on February 17, 2026 unless the Company appealed the Staff’s determination to the Nasdaq Hearings Panel. We thereafter timely appealed the Staff’s determination, and on March 24, 2026, a hearing was held before the Nasdaq Hearings Panel, during which time we requested an extension of time and submitted a plan to regain compliance with both the Equity Requirement and Minimum Bid Requirement (as described below) by August 2026, with such plan consisting of a combination of property sales, capital raises, and a reverse stock split. As of the date of the filing of this Form 10-K, we had not yet been informed as to whether the Nasdaq Hearings Panel has decided to grant an extension of time to regain compliance, and it is possible that we will not be granted a further extension, whereupon our common stock and warrants would be delisted. Even if we are granted an extension of time to regain compliance, there is no assurance that we will be able to actually regain compliance during such period.

Minimum Bid Requirement

On January 28, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). We were provided an initial compliance period of 180 calendar days, or until July 27, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 27, 2026.

We intend to continue to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, we have confirmed to Nasdaq at the hearing held on March 24, 2026 that, if necessary, we will implement a reverse stock split of our outstanding common stock prior to July 27, 2026 to attempt to regain compliance. There can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements.

Potential Consequences of Delisting

There is no assurance that we will be able to meet Nasdaq’s listing requirements or comply with the requisite Nasdaq requirements to maintain our listing of common stock and warrants on Nasdaq. In the event that our common stock and warrants are delisted from Nasdaq, as a result of our failure to comply with the Equity Requirement or the Minimum Bid Requirement or as a result of our failure to continue to comply with any other requirement for continued listing on Nasdaq, and we are not able to list our securities on Nasdaq or any other national securities exchange, we could face significant material adverse consequences, including:

• a decline of the market price of our common stock;

• a limited availability of market quotations for our common stock;

• reduced liquidity for our common stock;

• a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage for us;

• a decreased ability to issue additional securities or obtain additional financing in the future; and

• the incurring of additional costs under state blue sky laws in connection with any sales of our securities.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the-counter quotation system.

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

ITEM 2. PROPERTIES

The following are characteristics of our properties as of December 31, 2025:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2025.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on annualized base rent as of December 31, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.19.

Geographic Diversification Table

The following tables show a list of properties grouped by the state where each of our investments are located.

State	# of Properties	Square Feet	% of Total Square Feet	2025 Annual Base Rent	% of Total Annual Base Rent
Illinois	2	26,235	6%	$609,512	8%
Ohio	3	27,078	6%	246,280	3%
Iowa	1	30,259	6%	452,372	6%
Maine	2	18,126	4%	205,400	3%
Pennsylvania	1	9,100	2%	85,998	1%
DC	1	3,000	1%	120,000	2%
Florida	3	10,250	2%	518,804	7%
North Carolina	2	26,640	6%	418,832	5%
Virginia	2	106,996	23%	1,876,220	25%
Texas	2	59,026	13%	1,010,041	13%
Georgia	1	10,906	2%	109,060	1%
Tennessee	1	10,640	2%	119,727	2%
Arizona	1	88,408	18%	864,630	11%
California	3	44,331	9%	987,125	13%
	25	470,995	100.0%	$7,624,001	100%

Tenants as of December 31, 2025

Tenant	# of Leases	Square Feet	% of Total Square Feet	2025 Annual Base Rent	% of Total Annual Base Rent
7-Eleven Corporation	1	3,000	1%	$120,000	2%
Best Buy Co., Inc.	1	30,259	6%	452,372	6%
Fresenius Medical Care Holdings, Inc.	1	10,947	2%	242,912	3%
General Services Administration of the USA	3	68,459	15%	998,474	13%
Kohl's Corporation	1	88,408	18%	864,630	11%
La-Z-Boy Inc.	1	15,288	3%	366,600	5%
PRA Group, Inc.	1	34,847	7%	823,909	11%
Sherwin Williams Company	1	3,500	1%	126,788	2%
Starbucks Corporation	1	2,642	1%	148,216	2%
San Antonio Early Childhood Education Municipal Development Corporation	1	50,000	11%	924,000	12%
Dolgen California, LLC	1	18,827	4%	361,075	5%
Dolgencorp of Texas, Inc	1	9,026	2%	86,041	1%
Dolgen Midwest, LLC	4	36,178	8%	358,719	5%
Dolgencorp, LLC.	1	9,100	2%	85,998	1%
Dollar Tree Stores, Inc.	1	10,906	2%	109,060	1%
DG Retail, LLC	1	9,026	2%	92,960	1%
Walgreens Co.	1	14,490	3%	369,000	5%
Armed Services YMCA of the U.S.A.	1	22,247	5%	411,570	5%
Zaxby's	1	4,108	1%	243,800	3%
Dollar General	1	10,640	2%	119,727	2%
Tractor Supply	1	19,097	4%	318,150	4%
Grand Total	26	470,995	100%	7,624,001	100%

Physical Occupancy Table for Last 2 Years

Properties were 100% and 99% occupied as of December 31, 2025 and 2024, respectively.

				SF Occupied as of December 31,	SF Occupied as of December 31,
Property Type	Location	Rentable Square Feet	Tenant	2025	2024
Retail	Washington, DC	3,000	7-Eleven Corporation	3,000	3,000
Office	Norfolk, VA	49,902	General Services Administration-Navy (1)	49,902	49,902
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.(1)	22,247	22,247
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	34,847	34,847
Retail	Tampa, FL	3,500	Sherwin Williams Company	3,500	3,500
Office	Manteo, NC	7,543	General Services Administration-FBI	7,543	7,543
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	10,947	10,947
Retail	Tampa, FL	2,642	Starbucks Corporation	2,642	2,642
Retail	Tucson, AZ	88,408	Kohl's Corporation	88,408	88,408
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	50,000	50,000
Retail	Bakersfield, CA	18,827	Dollar General Market	18,827	18,827
Retail	Big Spring, TX	9,026	Dollar General	9,026	9,026
Retail	Castalia, OH	9,026	Dollar General	9,026	9,026
Retail	East Wilton, ME	9,100	Dollar General	9,100	9,100
Retail	Lakeside, OH	9,026	Dollar General	9,026	9,026
Retail	Litchfield, ME	9,026	Dollar General	9,026	9,026
Retail	Mount Gilead, OH	9,026	Dollar General	9,026	9,026
Retail	Thompsontown, PA	9,100	Dollar General	9,100	9,100
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	10,906	10,906
Office	Vacaville, CA	11,014	General Services Administration	11,014	11,014
Retail	Santa Maria, CA	14,490	Walgreens	14,490	14,490
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	15,288	15,288
Retail	Ames, IA	30,259	Best Buy Co., Inc.	30,259	30,259
Retail	Sanford, FL	4,108	Zaxby's	4,108	0
Retail	Cleveland, TN	10,640	Dollar General	10,640	0
Retail	Kernersville, NC	19,097	Tractor Supply	19,097	0
Tenants - All Properties		470,995		470,995	437,150

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.00 per share, began trading on The Nasdaq Capital Market on September 8, 2021. On October 1, 2021, the units mandatorily separated into common stock and warrants and ceased trading. On October 4, 2021, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market under the symbols “GIPR” and “GIPRW,” respectively. As of March 31, 2026, we had 4,079 shareholders of record. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

From inception through December 31, 2025, we have distributed $5,031,548 to common stockholders. On January 3, 2024, we announced that our Board of Directors authorized a distribution of $0.039 per share monthly cash distribution for shareholders of record of our common stock as of January 15, 2024, February 15, 2024 and March 15, 2024. January and February distributions were paid on January 30, 2024, February 29, 2024 and March 29, 2024, respectively. On July 3, 2024, the Company announced that its Board of Directors determined to suspend the Company's regular dividend to common shareholders and unitholders, and the Company has not made any distributions following such announcement. The Company does not anticipate resuming distributions in the foreseeable future and does not anticipate that it will be required under the federal income tax rules applicable to REITs to resume making dividends in the foreseeable future. Because we have not yet generated a cumulative profit, distributions have been made from proceeds from prior capital raises.

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

Our Investments

The following are characteristics of our properties as of December 31, 2025:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized rent as of December 31, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and the City of San Antonio, who collectively contributed approximately 39% of our portfolio’s annualized base rent as of December 31, 2025.
•
100% Occupied. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. 92% of the leases in our current portfolio (based on annualized base rent as of December 31, 2025) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.
•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.19.

Given the nature of our leases, our tenants either pay the real estate taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of December 31, 2025:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A-	Y	5.2	2 x 5	Yes	$120,000	$40.00
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	Y	2.7	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.	N/A	N/A	8.3	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	1.7	1 x 5	Yes	823,909	23.64
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	2.6	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	3.1	1 x 5	Yes	100,682	13.35
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	1.8	4 x 5	Yes	366,600	23.98
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	Y	7.8	2 x 5	Yes	242,912	22.19
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	1.2	2 x 5	Yes	148,216	56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	4.1	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	3.6	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	2.6	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	9.4	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	4.6	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	9.4	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	4.8	3 x 5	Yes	92,960	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	4.8	3 x 5	Yes	85,998	9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	4.6	2 x 5	Yes	109,060	10.00
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	0.6	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	Not Rated	N	6.3	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	4.2	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	13.9	4 x 5	Yes	243,800	59.35
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	10.3	5 x 5	Yes	119,727	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	9.6	4 x 5	Yes	318,150	16.66
Tenants - All Properties		470,995							$7,624,001	$16.19

(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of December 31, 2025. Our leases do not include tenant concessions or abatements, except for Dollar Tree in Morrow, Georgia which had 2-months free rent in Q3 2025, and 7-Eleven in Washington, DC, which had 2 months free rent in Q4 2025.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.

Our Near-Term and Long-Term Strategy

Historically, our long-term objective has been to acquire and manage a diversified portfolio of high-quality net leased properties that generates predictable cash flows and capital appreciation over market cycles. We have generally sought to identify properties in submarkets with high barriers to entry for development and where valuation is frequently influenced by local real estate market conditions and tenant needs. Notwithstanding our long-term strategy to grow our assets through additional property acquisitions, our strategy over the next twelve months will focus on improving our balance sheet and increasing our stockholder equity and liquidity by methodically and opportunistically marketing and selling a select group of up to 18 of our income-producing properties. The goal of this near-term strategy is to enable us to obtain proceeds that, together with proceeds from anticipated equity capital-raising transactions, will enable us to substantially reduce our preferred stock obligations and certain commercial debt and better position us for growth capital and less and less-expensive debt financing in the future. We have already initiated this process and have begun marketing these 18 properties through a broker with significant experience in selling single-tenant commercial net lease properties, and these sales (if made) will be in addition to the 5 property sales that we made in 2025. We believe that if we are able to successfully execute on this near-term sale strategy, the Company and our balance sheet will be better positioned to attract growth capital and less-expensive debt financing that will provide a foundation for resuming the growth of our asset base.

Recent Developments regarding Nasdaq Listing

In August 2025, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”) and that we also did not meet any other alternative standard. On October 6, 2025, we submitted to the Staff a written plan to become compliant with the Equity Requirement and were given until February 5, 2026, to regain compliance. Because we were unable to regain compliance by such date, on February 5, 2026, the Staff provided written notification that the trading of our common stock and warrants would be suspended at the open of business on February 17, 2026 unless the Company appealed the Staff’s determination to the Nasdaq Hearings Panel. We thereafter timely appealed the Staff’s determination, and on March 24, 2026, a hearing was held before the Nasdaq Hearings Panel, during which time we requested an extension of time and submitted a plan to regain compliance with both the Equity Requirement and Minimum Bid Requirement (as described below) by August 2026, with such plan consisting of a combination of property sales, capital raises, and a reverse stock split. As of the date of the filing of this Annual Report on Form 10-K, we had not yet been informed as to whether the Nasdaq Hearings Panel has decided to grant an extension of time to regain compliance, and it is possible that we will not be granted a further extension, whereupon our common stock and warrants would be delisted. Even if we are granted an extension of time to regain compliance, there is no assurance that we will be able to actually regain compliance during such period.

On January 28, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). We were provided an initial compliance period of 180 calendar days, or until July 27, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 27, 2026. We intend to continue to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, we have confirmed to Nasdaq at the hearing held on March 24, 2026 that, if necessary, we will implement a reverse stock split of our outstanding common stock prior to July 27, 2026 to attempt to regain compliance. There can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements.

There is no assurance that we will be able to meet Nasdaq’s listing requirements or comply with the requisite Nasdaq requirements to maintain our listing of common stock and warrants on Nasdaq. In the event that our common stock and warrants are delisted from Nasdaq, as a result of our failure to comply with the Equity Requirement or the Minimum Bid Requirement or as a result of our failure to continue to comply with any other requirement for continued listing on Nasdaq, and we are not able to list our securities on Nasdaq or any other national securities exchange, we could face significant material adverse consequences, including:

• a decline of the market price of our common stock;

• a limited availability of market quotations for our common stock;

• reduced liquidity for our common stock;

• a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage for us;

• a decreased ability to issue additional securities or obtain additional financing in the future; and

• the incurring of additional costs under state blue sky laws in connection with any sales of our securities.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the-counter quotation system.

Other Recent Developments

•
Acquisitions

On February 6, 2025, the Company, through its Operating Partnership, acquired interests in three single-tenant net-leased retail properties through a contribution transaction for total consideration of approximately $11.2 million, consisting of Operating Partnership units issued to the contributors and the assumption of approximately $7.0 million of existing mortgage indebtedness secured by the properties. The acquired properties are located in Cleveland, Tennessee; Kernersville, North Carolina; and Sanford, Florida and are leased to Dollar General, Tractor Supply Company, and Zaxby's, respectively, under long-term triple-net leases with contractual rent escalations and renewal options.

•
Dispositions

During the twelve months ended December 31, 2025, the Company disposed of five properties for aggregate gross proceeds of approximately $24.3 million. The dispositions consisted of the Starbucks - Tampa, Florida and former Pratt & Whitney Automation - Huntsville, Alabama properties sold on May 29, 2025; the former Irby Construction - Plant City, Florida property sold on October 30, 2025; and the Best Buy - Grand Junction, Colorado and exp U.S. Services - Maitland, Florida properties sold on December 5 and December 15, 2025, respectively. Net proceeds were used primarily to repay property-level mortgage indebtedness. The Company recognized a gain on sale of real estate of approximately $1.9 million in connection with these transactions.

•
Capital Activity and Distributions

The Company's dividend for common stockholders remains suspended, as announced by the Board of Directors on July 3, 2024. No dividends were declared or paid to common stockholders during the twelve months ended December 31, 2025.

On February 6, 2025, the Operating Partnership issued 698,465 Series B-2 Preferred Units at $6.00 per unit, valued in aggregate at approximately $4.2 million, to the contributors of the three NNN properties acquired on that date. The Series B-2 Preferred Units carry a cumulative annual distribution of $0.33 per unit, payable monthly in arrears, and are redeemable beginning on the second anniversary of closing.

On July 3, 2024 we announced that our Board of Directors had voted to suspend the Company's dividend for shareholders of record of our common stock.

On August 7, 2025, the Company exercised its first of two twelve-month extension options under the GIP SPE Operating Agreement with LC2-NNN Pref, LLC, extending the mandatory redemption date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid an extension fee of $141,000 and the preferred equity return increased from 15.5% to 18% per annum. The Preferred Interest is presented as temporary equity at a redemption value of $14.1 million plus accrued preferred interest of $4.2 million as of December 31, 2025.

The Brown Family Enterprises, LLC preferred equity redemption date for the Norfolk, Virginia properties remains February 8, 2027, presented as temporary equity at an aggregate redemption value of $3.0 million as of December 31, 2025.

•
Debt Financing

On April 25, 2025, the Company entered into a $1.0 million secured promissory note with Brown Family Enterprises, LLC bearing interest at 16% per annum for the first 90 days, reverting to 9% thereafter. The note was subsequently amended on October 27, 2025 and December 15, 2025, extending the maturity date to January 30, 2026 and incurring aggregate extension fees of $82,000. As of December 31, 2025, the outstanding principal balance of $1.0 million, together with accrued interest, remained unpaid. We have been able to retire this obligation in full as of the date of this Form 10-K.

On May 29, 2025, the Company's President and CEO provided a $610,000 loan to the Company bearing interest at 5.75% per annum to fund closing costs associated with the May 2025 property dispositions. The loan was extended to December 31, 2025 and remained unpaid as of that date and as of the date of the filing of this Form 10-K.

On June 13, 2025, the Company entered into a $1.1 million loan agreement with Valley National Bank secured by the Company's 7-Eleven store in Washington, D.C., bearing interest at a fixed rate of 6.50% per annum with a maturity date of June 13, 2030, subject to tenant lease renewal conditions.

Concurrent with the May 2025 dispositions, the Company repaid in full the cross-collateralized loan previously secured by the Washington, D.C., Tampa, Florida, and Huntsville, Alabama properties, resulting in a loss on extinguishment of debt of $926,398, consisting of $286,218 of unamortized debt issuance costs and $640,180 of prepayment premiums and liquidation fees.

On February 12, 2026, one of our subsidiaries entered into a loan transaction for a $125,000 loan from QCCR Investments, LLC, an affiliate of Richard D. Russell, a director of the Company. The proceeds of the loan were used to fund costs associated with the Company’s appeal of the decision by the staff of The Nasdaq Stock Market LLC to deny the Company’s request for continued listing on the The Nasdaq Capital Market, as described in the Company’s Current Report on Form 8-K filed on February 6, 2026. All principal under the loan, together with accrued but unpaid interest at an interest rate of 12% per annum and an origination fee of 3% of the principal amount, will be due on November 12, 2026, if earlier, the date of the sale of the Company’s real estate asset located at 2510 Walmer Ave in Norfolk, Virginia. The loan is secured by 100% of the Company’s equity interest in the Company’s subsidiary that holds Walmer Ave property.

Recent Partnership Developments

•
Lloyd M. Bernstein / Series B-2 Preferred Units

On February 6, 2025, in connection with the acquisition of three single-tenant NNN properties, the Operating Partnership issued 698,465 Series B-2 Preferred Units at $6.00 per unit to the contributing members of LMB Lewiston, LLC, LMB Ft. Kent, LLC, and LMB Auburn Hills I, LLC, valued in aggregate at approximately $4.2 million. The Series B-2 Preferred Units carry a cumulative annual distribution of $0.33 per unit, payable monthly in arrears. Beginning on the second anniversary of closing, holders may elect to redeem their units for a redemption amount as defined in the Amended and Restated Agreement of Limited Partnership. The non-controlling interest is presented as temporary equity at a redemption value of $4,209,154 as of December 31, 2025.

•
LC2-NNN Pref, LLC

In connection with the acquisition of the Modiv Portfolio in August 2023, LC2-NNN Pref, LLC holds a preferred equity interest in GIP SPE with an initial investment of $14.1 million, carrying a cumulative distribution preference of 15.5% per annum. On August 7, 2025, the Company exercised its first twelve-month extension option, extending the mandatory redemption date from August 10, 2025 to August 10, 2026. In connection with the extension, the Company paid an extension fee of $141,000 and the preferred equity return increased from 15.5% to 18% per annum, of which the current preferred return remained at 5% per annum and the accrued preferred return increased from 10.5% to 13% per annum. The Preferred Interest is presented as temporary equity at a redemption value of $14,100,000 plus accrued but unpaid preferred interest of $4,189,142 as of December 31, 2025.

•
Brown Family Enterprises, LLC

Brown Family Enterprises, LLC holds Class A Preferred Units in the Company's two Norfolk, Virginia property subsidiaries at an aggregate redemption value of $3,000,000, with a redemption date of February 8, 2027. The Company is required to pay a 7% IRR monthly and will share 16% of equity in each subsidiary upon a capital transaction. The non-controlling interest is presented as temporary equity at $3,000,000 as of December 31, 2025.

Brown Family Enterprises, LLC also serves as a lender to the Company under two outstanding loan arrangements. The first is a secured promissory note with an outstanding balance of $5,500,000 bearing interest at 9% per annum, maturing October 14, 2026. The second is the above-described $1,000,000 secured promissory note originated on April 25, 2025, bearing interest at 16% per annum for the first 90 days, reverting to 9% thereafter, which was subsequently amended twice to extend the maturity to January 30, 2026, incurring aggregate extension fees of $82,000. As of December 31, 2025, both loans remained outstanding with aggregate principal of $6,500,000 unpaid. The $5,500,000 loan matures October 14, 2026 and the Company is actively evaluating refinancing options. See Debt Financing above for further detail.

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

Our results of operations for the twelve months ended December 31, 2025 and 2024 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of growth through future acquisitions of real estate related investments.

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenue

For twelve months ended December 31, 2025, total revenue from operations was $9,739,942 as compared to $9,762,636 for the twelve months ended December 31, 2024. The revenue decrease of $22,694 for the twelve-months ended December 31, 2025, resulted from five property sales, offset by three property acquisitions in February 2025, and lease concessions to facilitate lease renewals and extensions.

Expenses

During the twelve months ended December 31, 2025 and 2024 expenses incurred were as follows:

	Year ended December 31,
	2025	2024	Change
General and administrative expense	$2,191,051	$2,109,271	$81,780
Building expenses	2,529,527	2,673,624	(144,097)
Depreciation and amortization	4,995,717	4,765,203	230,514
Interest expense, net	5,771,280	4,286,546	1,484,734
Compensation costs	1,240,282	1,060,336	179,946
Total expenses	$16,727,857	$14,894,980	$1,832,877
•
General and administrative expense increased by $81,780, or approximately 4%, year over year, reflecting an increase in consulting fees and higher fees from existing professional service providers supporting audit, tax, and financial reporting functions.
•
Building expenses decreased by $144,097, or approximately 5%, year over year. The three properties acquired in February 2025 are structured as triple-net leases under which tenants bear substantially all operating expenses, contributing minimal incremental building costs. This was further aided by the removal of operating costs associated with five property dispositions completed during 2025.
•
Depreciation and amortization increased by $230,514, or approximately 5%, year over year, reflecting partial-year depreciation on three single-tenant NNN properties acquired on February 6, 2025 (Dollar General, Tractor Supply, and Zaxby's), partially offset by the cessation of depreciation on five properties disposed of during 2025.
•
Interest expense, net increased by $1,484,734, or approximately 35%, year over year. The increase was driven primarily by $808,953 of default interest recognized in connection with the payoff of the cross-collateralized mortgage loan secured by the Company's Washington, D.C., Tampa, Florida, and Huntsville, Alabama properties, which is non-recurring in nature. Additional contributing factors include partial-year interest on debt assumed in connection with three NNN property acquisitions completed February 6, 2025, a new $1.1 million mortgage loan on the Company's Washington, D.C. 7-Eleven property originated June 13, 2025, and interest and extension fees on a $1.0 million related-party loan from Brown Family Enterprises, LLC entered into in April 2025. These increases were partially offset by the retirement of mortgage indebtedness associated with five property dispositions completed during 2025 and a decrease in guaranty fee expense from $387,056 in 2024 to $316,298 in 2025. During the twelve months ended December 31, 2025, the Company incurred a guaranty fee expense of $316,298 payable to our President and CEO, of which $510,642 remained payable as of December 31, 2025.
•
Compensation costs increased by $179,946, or approximately 17%, primarily due to restricted stock compensation and increase in contractual increase in executive salary per the amended and restated employment agreement dated August 24, 2024.

Net Loss

For the twelve months ended December 31, 2025 and 2024, we generated a net loss of $6,389,000 and 4,872,888, respectively.

Net Loss Attributable to Non-controlling Interests

For the twelve months ended December 31, 2025 and 2024, net income attributable to non-controlling interest was $3,951,904 and $3,476,599, respectively. The increase is primarily attributable to LC2-NNN Pref, LLC's $14,100,000 preferred equity investment in conjunction with the Modiv acquisition in August 2023, including servicing current and deferred interests as detailed in Preferred Equity Partners Section.

Net Loss Attributable to Common Shareholders

For the twelve months ended December 31, 2025 and 2024, we generated a net loss attributable to our common shareholders of $10,340,904 and $8,444,487, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations and borrowings under credit facilities. As of December 31, 2025, we had total cash (unrestricted and restricted) of $6,198,816, properties with a cost basis of $97,011,131 and outstanding debt of $49,711,594. Below is a description of some of our more significant capital raise activities intended to improve our liquidity:

Our President and CEO has personally guaranteed repayment of the $1.2 million loan secured by our Sherwin-Williams — Tampa, FL property and has provided a guaranty of the nonrecourse carveout liabilities and obligations for the GSA and PRA Holdings, Inc. — Norfolk, VA mortgage loans with an aggregate principal amount of approximately $11.2 million. Additionally, our President and CEO provided a guaranty of nonrecourse carveout obligations in connection with the $1.1 million loan on our 7-Eleven — Washington, D.C. property originated June 13, 2025. During the twelve months ended December 31, 2025 and 2024, the Company incurred guaranty fee expense of $316,298 and $387,056, respectively, payable to our President and CEO, of which $510,642 remained payable as of December 31, 2025.

On February 6, 2025, we completed the acquisition of three single-tenant NNN properties through a contribution transaction for total consideration of approximately $11.2 million, consisting of Operating Partnership units issued to the contributors and the assumption of approximately $7.0 million of existing mortgage indebtedness secured by the properties.

On April 25, 2025, the Company entered into a $1.0 million secured promissory note with Brown Family Enterprises, LLC, a related party, bearing interest at 16% per annum for the first 90 days, reverting to 9% thereafter. The note was subsequently amended twice, extending the maturity date to January 30, 2026 and incurring aggregate extension fees of $82,000. As of December 31, 2025, the outstanding principal balance of $1.0 million, together with accrued interest, remained unpaid. The original Brown Family Enterprises note, increased to $5.5 million in July 2023 and bearing interest at 9% per annum, matures October 14, 2026.

On May 29, 2025, the Company's President and CEO provided a $610,000 loan to the Company to fund closing costs in connection with two property dispositions, bearing interest at 5.75% per annum. The loan was extended to December 31, 2025 and remained unpaid as of that date. The Company is working to resolve the outstanding balance.

On June 13, 2025, the Company entered into a $1.1 million loan agreement with Valley National Bank secured by the Company's 7-Eleven store in Washington, D.C., bearing interest at a fixed rate of 6.50% per annum, with a maturity date of June 13, 2030, subject to the tenant's lease renewal.

During 2025, the Company disposed of five properties for aggregate gross proceeds of approximately $24.3 million. Net proceeds were used primarily to repay property-level mortgage indebtedness, including the full payoff of the cross-collateralized loan secured by the Washington, D.C., Tampa, Florida, and Huntsville, Alabama properties, resulting in a loss on extinguishment of debt of $926,398.

On February 12, 2026, one of our subsidiaries entered into a loan transaction for a $125,000 loan from QCCR Investments, LLC, an affiliate of Richard D. Russell, a director of the Company. All principal under the loan, together with accrued but unpaid interest at an interest rate of 12% per annum and an origination fee of 3% of the principal amount, will be due on November 12, 2026, if earlier, the date of the sale of the Company’s real estate asset located at 2510 Walmer Ave in Norfolk, Virginia. The loan is secured by 100% of the Company’s equity interest in the Company’s subsidiary that holds Walmer Ave property.

As of December 31, 2025, the Company has aggregate debt maturities of approximately $12.8 million due in 2026, including the Brown Family Enterprises loans and mortgage loans secured by properties in Sanford, Florida and Cleveland, Tennessee maturing in May 2026. The Company is actively pursuing refinancing arrangements and other capital solutions to address these near-term obligations.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

As of December 31, 2025 and December 31, 2024, we had accounts payable, accrued expenses and insurance payable totaling $3,771,064 and $2,023,338, respectively. Outstanding indebtedness consisted of the following as of December 31, 2025 and December 31, 2024:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 12/31/2025	Balance at 12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000	(f)	6.50%		6/13/2030	$1,100,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,926,665	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,291,659	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,222,259	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	866,868	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	-	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,960,814	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	-	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,612,010	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,211,508	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,700,494	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,223,604	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,344,958	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	613,282	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	536,984	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	701,170	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	547,608	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	602,658	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	514,770	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	536,984	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	624,871	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	-	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,248,777	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,936,993	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,482,944	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,224,544	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,184,170	n/a	1.20
		$71,599,913					$49,711,594	$59,443,251
						Less Debt Discount, net	(701,489)	(317,978)
						Less Debt Issuance Costs, net	(319,329)	(785,358)
							$48,690,776	$58,339,915

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

(f) On June 13, 2025, the Company entered into a $1,100,000 loan agreement with Valley National Bank secured by the Company's 7-Eleven store in Washington, D.C. An initial disbursement of $750,000 was made at closing; the remaining $350,000 was held back pending renewal of the tenant's lease.

Upon satisfaction of the required conditions, the remaining proceeds were disbursed on November 10, 2025, bringing the total outstanding principal to $1,100,000.

Our mortgage debt requires us to maintain certain debt service coverage ratios as noted above.

Minimum required principal payments on our outstanding debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026	$5,094,067	7,724,452	12,818,519
2027	1,495,125	-	1,495,125
2028	18,718,050	-	18,718,050
2029	13,198,374	-	13,198,374
2030	1,767,662	-	1,767,662
Thereafter	9,438,316	-	9,438,316
	$49,711,594	$7,724,452	$57,436,046

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

Cash from Operations Activities

Net cash provided by operating activities was $929,474 and $1,022,362 during the twelve months ended December 31, 2025 and 2024, respectively, a decrease of $92,888. The modest decline reflects the net effect of five property dispositions completed throughout 2025, which reduced rental income and operating cash flows from those assets, partially offset by partial-year contributions from three NNN properties acquired in February 2025. Operating cash flows also reflect higher interest payments resulting from default interest recognized in connection with the May 2025 loan payoff, partially offset by the timing of working capital settlements. We expect cash flows from operations to remain relatively stable in the near term, reflecting our current portfolio of 25 properties under long-term net leases.

Cash from Investing Activities

Net cash provided by investing activities was $23,108,724 during the twelve months ended December 31, 2025, compared to net cash used in investing activities of $5,773,323 during the twelve months ended December 31, 2024. The $28,882,047 year-over-year improvement reflects aggregate gross proceeds of approximately $24.3 million from the disposition of five properties during 2025, compared to the $5.8 million acquisition of the Best Buy - Ames, Iowa property in August 2024 with no offsetting dispositions in that period.

Cash from Financing Activities

Net cash used in financing activities was $18,486,821 during the twelve months ended December 31, 2025, compared to net cash provided by financing activities of $2,246,453 during the twelve months ended December 31, 2024, a change of $20,733,274. The 2025 activity was driven primarily by $17,837,511 of mortgage loan repayments associated with the five property dispositions completed during the year, including the full payoff of the cross-collateralized loan secured by the Washington, D.C., Tampa, Florida, and Huntsville, Alabama properties, as well as $2,637,739 in distributions to non-controlling interest holders. These outflows were partially offset by $1,610,000 in proceeds from related-party borrowings and $1,100,000 in new mortgage proceeds from the 7-Eleven Washington, D.C. loan originated in June 2025. In 2024, financing activities were driven by $5,580,000 in proceeds from the issuance of redeemable non-controlling interests, partially offset by dividend payments and mortgage repayments.

Future Rental Payments

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2025
2026	$7,527,656
2027	6,898,479
2028	5,673,073
2029	4,480,889
2030	2,604,878
Thereafter	19,289,918
$46,474,893

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Year Ended December 31,
	2025	2024

Net loss	$(6,389,000)	$(4,872,888)
Other expense	287	-
Loss (gain) on derivative valuation	335,344	(372,573)
Depreciation and amortization	4,995,717	4,765,203
Loss on held for sale asset valuation	-	77,244
Funds From Operations	(1,057,652)	(403,014)
Amortization of debt issuance costs	252,903	202,621
Amortization of debt discount	135,747	-
Non-cash stock compensation	345,000	379,739
Write-off of deferred financing costs	286,219	-
Adjustments to Funds From Operations	1,019,869	582,360
Core Funds From Operations	$(37,783)	$179,346

Net loss	$(6,389,000)	$(4,872,888)
Other expense	287	-
Loss (gain) on derivative valuation	335,344	(372,573)
Depreciation and amortization	4,995,717	4,765,203
Amortization of debt issuance costs	252,903	202,621
Amortization of debt discount	135,747	-
Above and below-market lease amortization, net	171,769	262,711
Straight line rent, net	66,203	(27,766)
Adjustments to net loss	5,957,970	4,830,196
Adjusted Funds From Operations	$(431,030)	$(42,692)

Dead deal expense	75,502	35,873
Loss on extinguishment of debt	926,398	-
Non-cash stock compensation	345,000	379,739
Write-off of deferred financing costs	286,219	-
Adjustments to Adjusted Funds From Operations	1,633,119	415,612
Core Adjusted Funds From Operations	$1,202,089	$372,920

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)
Consolidated Balance Sheets as of December 31, 2025 and 2024	61
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	62
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2025 and 2024	63
Consolidated Statements of Cash Flows for the years December 31, 2025 and 2024	65
Notes to the Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Generation Income Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in equity, redeemed preferred stock, and redeemable non-controlling interests, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2026

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2025	2024

Assets
Investments in real estate
Land	$20,055,577	$23,288,811
Building and site improvements	67,133,859	67,647,250
Acquired tenant improvements	2,434,465	2,384,076
Acquired lease intangible assets	9,444,402	10,504,740
Less: accumulated depreciation and amortization	(15,307,333)	(12,462,091)
Net real estate investments	$83,760,970	$91,362,786
Cash and cash equivalents	6,164,316	612,939
Restricted cash	34,500	34,500
Deferred rent asset	398,040	331,837
Prepaid expenses	184,397	140,528
Accounts receivable	-	48,118
Escrow deposits and other assets	733,326	1,233,123
Held for sale assets	-	6,732,001
Right-of-use asset, net	5,989,132	6,067,958
Total Assets	$97,264,681	$106,563,790

Liabilities and Equity
Liabilities
Accounts payable	$1,597,045	$171,262
Accrued expenses	1,165,981	1,127,896
Accrued expense - related party	1,016,642	683,347
Acquired lease intangible liabilities, net	1,398,038	1,036,274
Insurance payable	32,538	40,835
Deferred rent liability	306,921	176,017
Lease liability, net	6,516,011	6,464,901
Loans payable - related party	7,724,452	5,500,000
Mortgage loans, net of unamortized debt discount and debt issuance costs of $1,020,818 and $1,103,336 at December 31, 2025 and December 31, 2024, respectively	48,690,776	58,340,234
Derivative liabilities	435,523	169,685
Total liabilities	$68,883,927	$73,710,451

Redeemable Non-Controlling Interests	32,187,864	26,664,545

Stockholders' (Deficit) Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,448,178 and 5,443,188 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	54,431	54,431
Additional paid-in capital	29,364,047	29,019,047
Accumulated deficit	(33,618,449)	(23,277,545)
Total Generation Income Properties, Inc. Stockholders' (Deficit) Equity	$(4,199,971)	$5,795,933

Non-Controlling Interest	$392,861	$392,861
Total equity	$(3,807,110)	$6,188,794

Total Liabilities and Equity	$97,264,681	$106,563,790

The accompanying notes are an integral part of these consolidated financial statements.

61

Generation Income Properties, Inc
Consolidated Statements of Operations

	Period ended December 31,
	2025	2024
Revenue
Rental income	$9,698,991	$9,510,791
Other income	40,951	251,845
Total revenue	$9,739,942	$9,762,636

Expenses
General and administrative expense	2,191,051	2,109,271
Building expenses	2,529,527	2,673,624
Depreciation and amortization	4,995,717	4,765,203
Interest expense, net	5,771,280	4,286,546
Compensation costs	1,240,282	1,060,336
Total expenses	$16,727,857	$14,894,980
Operating loss	(6,987,915)	(5,132,344)
Other expense	(287)	-
Loss on derivative valuation	(335,344)	372,573
Dead deal expense	(75,502)	(35,873)
Loss on held for sale asset valuation	-	(77,244)
Loss on extinguishment of debt	(926,398)	-
Gain on sale of property	1,936,446	-
Net loss	(6,389,000)	(4,872,888)
Less: Net income attributable to non-controlling interests	3,951,904	3,476,599
Net loss attributable to Generation Income Properties, Inc.	(10,340,904)	(8,349,487)
Less: Preferred stock dividends	-	95,000
Net loss attributable to common shareholders	$(10,340,904)	$(8,444,487)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	5,165,879	5,163,956

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(2.00)	$(1.64)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity (Deficit), Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Preferred Stock	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2023	2,620,707	$26,207	$18,472,049	$(14,833,058)	$3,665,198	$406,131	$4,071,329	$11,637,616	$18,812,423
Restricted stock compensation	-	-	379,739	-	379,739	-	379,739	-	-
Stock issuance costs	-	-	(282,619)	-	(282,619)	-	(282,619)	-	-
Cashless exercise of warrants	7,884	79	(79)	-	-	-	-	-	-
Insider purchase of shares	20,000	200	(200)	-	-	-	-	-	-
Conversion of preferred stock to Common stock	2,794,597	27,945	11,609,671	-	11,637,616	-	11,637,616	(11,637,616)	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	5,580,000
Distribution on Non-Controlling Interests	-	-	-	-	-	(5,688)	(5,688)	-	(1,212,059)
Dividends on preferred stock	-	-	-	-	-	-	-	(95,000)	-
Dividends paid on common stock	-	-	(1,159,514)	-	(1,159,514)	-	(1,159,514)	-	-
Net (loss) income for the period	-	-	-	(8,444,487)	(8,444,487)	(7,582)	(8,452,069)	95,000	3,484,181
Balance, December 31, 2024	5,443,188	54,431	29,019,047	(23,277,545)	5,795,933	392,861	6,188,794	-	26,664,545
Restricted stock compensation	-	-	345,000	-	345,000	-	345,000	-	-
Cashless exercise of warrants	4,990	-	-	-	-	-	-	-	-
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	-	(2,637,739)
Net (loss) income for the period	-	-	-	(10,340,904)	(10,340,904)	-	(10,340,904)	-	3,951,904
Balance, December 31, 2025	5,448,178	$54,431	$29,364,047	$(33,618,449)	$(4,199,971)	$392,861	$(3,807,110)	$-	$32,187,864

The accompanying notes are an integral part of these consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows

	Period Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,389,000)	$(4,872,888)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation of building and site improvements	3,230,181	2,942,893
Amortization of acquired tenant improvements	368,982	345,658
Amortization of in-place leases	1,396,553	1,476,650
Amortization of above-market leases	353,273	407,083
Amortization of below-market leases	(180,773)	(143,641)
Amortization of above-market ground lease	(731)	(731)
Amortization of debt issuance costs	252,903	202,621
Amortization of debt discount	135,747	-
Restricted stock unit compensation	345,000	379,739
Non-cash ground lease expense	78,826	84,216
Non-cash loan extension fee	62,000	-
Dead deal expense	75,502	35,873
Loss (gain) on derivative valuation	335,344	(372,573)
Loss on held for sale asset valuation	-	77,244
Loss on extinguishment of debt	926,398	-
Gain on sale of property	(1,936,446)	-
Changes in operating assets and liabilities
Accounts receivable	20,560	193,048
Escrow and other assets	367,991	(734,895)
Deferred rent asset	(66,203)	774,354
Prepaid expenses	(606,765)	(36,460)
Accounts payable	1,425,783	(235,510)
Accrued expenses	102,086	534,746
Accrued expenses - related party	450,247	-
Lease liability	51,110	49,860
Deferred rent liability	130,904	(84,925)
Net cash provided by operating activities	929,474	1,022,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, buildings, other tangible and intangible assets	-	(5,773,323)
Proceeds from sale of land, buildings, other tangible and intangible assets	23,108,724	-
Net cash provided by (used in) investing activities	23,108,724	(5,773,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable non-controlling interests	-	5,580,000
Proceeds of issuance on loan payable - related party	1,610,000	-
Repayment of other payable - related party	-	(1,809,840)
Mortgage loan borrowings	1,100,000	2,217,350
Mortgage loan repayments	(17,837,511)	(868,144)
Debt extinguishment costs	(640,179)	-
Equity issuance costs	-	(282,650)
Debt issuance costs	(73,095)	(28,903)
Insurance financing borrowings	380,315	400,889
Insurance financing repayments	(388,612)	(395,021)
Distribution on non-controlling interests	(2,637,739)	(1,217,747)
Dividends paid on preferred stock	-	(190,000)
Dividends paid on common stock	-	(1,159,481)
Net cash (used in) provided by financing activities	(18,486,821)	2,246,453

Net increase (decrease) in cash and cash equivalents	5,551,377	(2,504,507)
Cash and cash equivalents and restricted cash - beginning of period	647,439	3,151,946

Cash and cash equivalents and restricted cash - end of period	$6,198,816	$647,439

CASH TRANSACTIONS
Interest paid	$5,523,332	$4,002,922
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$7,023,895	$-
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$4,209,153	$-
Conversion of Preferred Stock into Common Stock	$-	$11,637,616
Stock issued for cashless exercise of Investor Warrants	$-	$79
Deferred distribution on redeemable non-controlling interests	$-	$2,805,204

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through the Operating Partnership. The Company is the general partner of the Operating Partnership and as of December 31, 2025 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of December 31, 2025 and 2024, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 25 and 27 properties, respectively.

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

For the twelve months ended December 31, 2025, the Company generated positive operating cash flows of $929,474 and had cash on hand of $6,198,816 as of December 31, 2025. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans and optimizing portfolio assets and divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. The Company’s ability to continue as a going concern has been improved upon by implementing and executing management’s plan, and the Company’s liquidity and profitability has continued to improve, accordingly.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Cash

The Company considers all demand deposits, cashier’s checks and money market accounts to be cash and cash equivalents. Amounts included in restricted cash represent funds held by the Company related to tenant escrow reimbursements and immediate repair reserve. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows:

	As of December 31,	As of December 31,
	2025	2024
Cash and cash equivalents	$6,164,316	$612,939
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$6,198,816	$647,439

Deferred Financing Costs

The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2025 and 2024 of $252,903 and $202,621, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2025 and 2024 of $73,095 and $28,903, respectively.

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. In addition to straight-line rents, deferred rent liability includes prepaid rent of the following:

	As of December 31,	As of December 31,
	2025	2024
Prepaid Rent	$327,346	$196,442

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability exists with respect to any tenant changes, the Company would recognize an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for tenant receivables recorded during the twelve months ended December 31, 2025 and 2024.

The Company’s leases provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The Company often recognizes above- and below-market lease intangibles in connection with acquisitions of real estate. The capitalized above- and below-market lease intangibles are amortized over the remaining term of the related leases, as an adjustment to rental revenue.

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

Investments in Real Estate – Operating Properties

Acquisitions of real estate are recorded at cost. The Company assigns the purchase price of real estate to tangible and intangible assets and liabilities based on fair value. Tangible assets consist of land, buildings, site improvements and tenant improvements. Intangible assets and liabilities consist of the value of in-place leases and above or below market leases assumed with the acquisition. At the time of acquisition, the Company assesses whether the purchase of the real estate falls within the definition of a business under FASB ASC 805, Business Combinations, and to date has concluded that all transactions are asset acquisitions. Therefore, each acquisition has been recorded at the purchase price whereas assets and liabilities, inclusive of closing costs, are allocated to land, building, site improvements, tenant improvements and intangible assets and liabilities based upon their relative fair values at the date of acquisition.

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

Real Estate Held for Sale

The Company evaluates its real estate portfolio periodically for alignment with its investment strategy and capital allocation objectives. Real estate assets are classified as held for sale when management commits to a plan to sell a property, the property is available for immediate sale in its present condition, and it is probable that the disposition will be completed within one year. Assets classified as held for sale are reported at the lower of carrying value or estimated fair value, less costs to sell, and depreciation and amortization is no longer recognized. The Company evaluates held-for-sale classifications quarterly to ensure the criteria continue to be met.

If a property previously classified as held for sale is reclassified as held and used, it is recorded at the lower of (i) its fair value at the date of reclassification or (ii) its carrying value before classification as held for sale, adjusted for depreciation and amortization that would have been recognized had the asset remained classified as held and used.

As of December 31, 2025, the Company had no properties classified as held for sale. During 2025, certain properties were classified as held for sale and subsequently sold prior to year end. Accordingly, no properties remained classified as held for sale at December 31, 2025. The financial effects of these dispositions are reflected in the consolidated financial statements for the year ended December 31, 2025.

As of December 31, 2024, one property was classified as held for sale. That property was sold on May 29, 2025 and therefore was no longer classified as held for sale as of December 31, 2025.

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally between 5 to 10 years. Tenant improvements are amortized over the lease terms of the tenants, which is generally between 2 and 10 years, with four tenant improvements amortized over 27 years.

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

Under FASB ASC 842, Leases, the Company recognizes a Lease liability on its Consolidated Balance Sheets for its ground lease and corresponding right-of-use asset related to this same ground lease. A key input in estimating the Lease liability and resulting Right of use asset is establishing the discount rate in the lease, which since the rate implicit in the contract is not readily determinable, requires additional inputs for the longer-term ground lease, including mortgage market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and the payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for the lease to measure the Lease liability.

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

There were no impairments recorded during the twelve months ended December 31, 2025 and 2024.

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

Income Taxes

The Company elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no taxable income was generated during the years ended December 31, 2025 and 2024.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of December 31, 2025 and 2024. At December 31, 2025, the Company's tax returns for the years subsequent to 2021 remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with FASB ASC 260, basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of restricted stock-based compensation awards. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants, options, restricted stock, and restricted stock units if their effect is anti-dilutive. As of December 31, 2025 and 2024, the total number of common stock equivalents was 769,460 and 891,012, respectively, and composed of stock warrants and unvested restricted shares. The Company incurred a net loss for the years ended December 31, 2025 and 2024, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

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

Derivative Financial Instruments

Derivatives are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to estimates that may change in the future. See Note 11 for additional information.

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

•
Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company's own assumptions, as there is little, if any, related market activity. The Company also re-measures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods if a re-measurement event occurs. See Derivative Financial Instruments in Note 11 for additional information on the Company's fair value measurements.

Note 3 – Investments in Real Estate

Acquisitions:

On February 6, 2025, the Company, through its Operating Partnership, acquired interests in three single-tenant net-leased retail properties through a contribution transaction. The acquired properties are located in Cleveland, Tennessee; Kernersville, North Carolina; and Sanford, Florida and are leased to Dollar General, Tractor Supply Company, and Zaxby’s, respectively. The total consideration for the transaction was approximately $11.2 million and consisted of a combination of Operating Partnership units issued to the contributors and the assumption of existing mortgage indebtedness secured by the properties.

The acquired properties are 100% leased under long-term net leases with contractual rent escalations and renewal options. The Company accounted for the transaction as an asset acquisition and allocated the purchase price to the acquired tangible and intangible assets and liabilities based on their relative fair values at the acquisition date.

	Zaxby's	Dollar General	Tractor Supply	Total
Land	$1,484,739	$233,589	$1,820,313	$3,538,641
Building and site improvements	2,501,065	1,598,838	2,562,420	6,662,323
Tenant improvements	105,680	69,517	135,064	310,261
Acquired lease intangible assets	372,043	174,660	531,883	1,078,586
Total real estate investments	$4,463,527	$2,076,604	$5,049,680	$11,589,811
Less: Acquired lease intangible liabilities	(175,974)	(17,024)	(350,271)	(543,269)
Total real estate investments, net	$4,287,553	$2,059,580	$4,699,409	$11,046,542

On August 29, 2024, the Company acquired a 30,465 square foot retail property in Ames, Iowa for $5.6 million occupied by Best Buy with a remaining lease of approximately 6 years at an annual base rent of $405,470. Future minimum rent reflected in the table below, accordingly.

Best Buy
Land	$2,032,016
Building and site improvements	2,811,317
Acquired tenant improvements	308,715
Acquired lease intangibles assets	574,710
Total real estate investments	$5,726,758

Dispositions

During the year ended December 31, 2025, the Company disposed of five properties for aggregate gross proceeds of approximately $24.3 million. Net proceeds from these dispositions were used primarily to repay property-level mortgage indebtedness and for general corporate purposes. The Company recognized a gain on sale of real estate of approximately $1.94 million related to these transactions.

The following table summarizes the Company’s real estate dispositions during 2025:

Property / Tenant	Location	Disposition Date	Sales Price
Starbucks	Tampa, Florida	May 29, 2025	$3,450,000
Former Pratt & Whitney Automation	Huntsville, Alabama	May 29, 2025	$7,200,000
Former Irby Construction	Plant City, Florida	October 30, 2025	$1,950,000
Best Buy	Grand Junction, Colorado	December 5, 2025	$4,972,704
exp U.S. Services	Maitland, Florida	December 15, 2025	$6,702,000

Note 4 – Acquired Lease Intangible Assets, net

Intangible assets, net is comprised of the following:

	As of December 31,	As of December 31,
	2025	2024
Acquired lease intangible assets	$9,444,402	$10,504,740
Accumulated amortization	(4,228,094)	(3,821,035)
Acquired lease intangible assets, net	$5,216,308	$6,683,705

The acquired lease intangible assets balance as of December 31, 2025 consists of $8,518,021 in-place leases and $926,381 above-market leases. The acquired lease intangible assets balance as of December 31, 2024 consists of $8,847,484 in-place leases and $1,657,256 above-market leases.

The amortization for in-place assets for the twelve months ended December 31, 2025 and 2024 was $1,396,553 and $1,476,650, respectively, and is included in Depreciation and amortization on the accompanying Consolidated Statements of Operations. The amortization for above-market leases for the twelve months ended December 31, 2025 and 2024 was $353,273 and $407,083, respectively, and is included as an adjustment to Rental income on the accompanying Consolidated Statements of Operations.

The future amortization for intangible assets is listed below:

As of December 31,
2025
2026	$1,294,686
2027	1,095,466
2028	850,310
2029	588,481
2030	197,939
Thereafter	1,189,426
$5,216,308

Note 5 – Acquired Lease Intangible Liabilities, net

Acquired lease intangible liabilities are comprised of the following:

	As of December 31,	As of December 31,
	2025	2024
Acquired lessor lease intangible liabilities	$2,011,964	$1,468,695
Accumulated accretion to rental income	(656,347)	(475,573)
Acquired lessor lease intangible liabilities, net	$1,355,617	$993,122

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,786)	(2,057)
Acquired lessee lease intangible liabilities, net	$42,421	$43,150

The amortization for acquired lessor lease intangible liabilities for the twelve months ended December 31, 2025 and 2024 was $180,772 and $143,641, respectively. The future amortization for acquired lessor lease intangible liabilities is listed below:

As of December 31,
2025
2026	$167,728
2027	158,548
2028	158,105
2029	105,688
2030	46,608
Thereafter	718,940
$1,355,617

The amortization for acquired lessee lease intangible liabilities for the twelve months ended December 31, 2025 and 2024 was $731 and 731, respectively, and is included in Depreciation and amortization on the accompanying Consolidated Statements of Operations. The future amortization for acquired lessee lease intangible liabilities is listed below:

As of December 31,
2025
2026	$731
2027	731
2028	731
2029	731
2030	731
Thereafter	38,766
$42,421

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

On February 7, 2023, the Operating Partnership entered into a Unit Issuance Agreement and Amendment to Contribution and Subscription Agreement with LMB Owenton I LLC in which the Operating Partnership and LMB Owenton I LLC agreed to delay the Contributor's right to require the redemption of the Contributor's GIP LP Units and to issue an additional 44,228 GIP LP Units, resulting in Contributor owning an aggregate of 155,185 GIP LP Units at a reduced redemption price of $7.15 per unit.

On July 24, 2024, pursuant to the Fifth Amendment to the Amended and Restated Limited Partnership Agreement, the 155,185 GIP LP Units held by LMB Owenton I LLC were exchanged for 155,185 Series B-1 Redeemable Preferred Units of the Operating Partnership.The Series B-1 Preferred Units carry a quarterly distribution of $0.117 per unit and, beginning on July 24, 2026, entitle the holder to require the Operating Partnership to redeem all or a portion of such units for either (i) a cash amount of $7.15 per unit plus accrued and unpaid distributions, or (ii) an equivalent number of REIT shares on a 1:1 basis plus accrued and unpaid distributions. The Company has determined this equity should continue to be classified as temporary equity at redemption value of $1,109,570 as of December 31, 2025.

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

On January 27, 2023, the remaining two partners from this original transaction redeemed a total of 123,965 units at $20 per unit in the aggregate amount of $2,479,299 and the Company funded the redemption obligations per the terms of the contribution agreement on February 9, 2023 using proceeds from new preferred equity agreements with Brown Family Enterprises, LLC. During the year ended December 31, 2023, the Company accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement and is included in Accrued Expense - Related Party on the face of the balance sheet and the balance remained unchanged as of December 31, 2025.

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

Preferred Equity Partners

Brown Family Trust and Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated

Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2025.

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

Due to the redemption right, the Preferred Interest is presented as temporary equity at redemption value of $14,100,000 plus accrued but unpaid preferred interest of $4,189,142 as of December 31, 2025.

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

Following these transactions as of December 31, 2025, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the twelve months ended December 31, 2025 and 2024:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	GIP LP (Former Greenwal, L.C. and Riverside Crossing, L.C. Members)	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2023	$3,000,000	$1,109,570	$-	$-	$-	$14,702,853	$18,812,423	$406,131
Issuance of Redeemable Non-Controlling Interests	-	-	-	5,580,000	-	-	5,580,000	-
Distribution on Non-Controlling Interests	(210,000)	(72,627)	(23,823)	(125,905)	-	(779,703)	(1,212,059)	(5,688)
Net income (loss) for the period	210,000	72,627	23,823	125,905	-	3,051,825	3,484,181	(7,582)
Balance, December 31, 2024	3,000,000	1,109,570	-	5,580,000	-	16,974,975	26,664,545	392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(210,000)	(72,627)	-	(362,700)	(206,804)	(1,785,608)	(2,637,739)	-
Net income (loss) for the period	210,000	72,627	-	362,700	206,804	3,099,773	3,951,904	-
Balance, December 31, 2025	$3,000,000	$1,109,570	$-	$5,580,000	$4,209,154	$18,289,140	$32,187,864	$392,861

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

The Company has 769,460 and 819,360 warrants outstanding at December 31, 2025 and 2024, respectively, which will expire five to seven years from the date of issuance. See Note 12 Subsequent Events for Investor Warrants exercised after December 31, 2025.

As of December 31,
Issue Date	2025
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	354,610
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
769,460

The following is a summary of warrants outstanding as of December 31, 2025 and 2024:

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	819,360	$11.61	2.5
Exercised	(49,900)	10.00
As of December 31, 2025	769,460	$9.97	2.8

Warrants exercisable	769,460	$9.97	2.8

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2023	898,200	$11.53	2.7
Exercised	(78,840)	10.00
As of December 31, 2024	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

The intrinsic value of the warrants as of both December 31, 2025 and 2024 was $0 and $0, respectively.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company board has adopted, and stockholders have approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of Common Stock upon the award of grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of December 31, 2025 and 2024, 220,162 and 198,202 shares, respectively, had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

In March 2024, the board approved grants of restricted stock units to directors effective June 15, 2024, allowing an elective deferral of up to three years. All board members elected to defer restricted stock and dividend equivalents for the full three year period.

The following is a summary of restricted shares issued for the years ended December 31:

	2025	2024
Number of Shares Outstanding at beginning of period	61,322	91,516
Restricted Shares Issued	126,000	39,362
Restricted Shares Vested	-	(69,556)
Number of Shares Outstanding at end of period	187,322	61,322

The Company recorded stock based compensation expense of $345,000 and $379,738 during the year December 31, 2025 and 2024, respectively.

Cash Distributions

The following is a summary of distributions to common shareholders and operating partnership unit holders for the twelve months ended December 31, 2025 and 2024:

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

During the the year ended December 31, 2025 and 2024, the Company paid and accrued $0.0396 per share per month preferred stock dividends of $0 and $95,000, respectively.

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

	2025	2024
Rental income
Fixed and in-substance fixed lease income	8,769,808	8,086,951
Variable lease income	1,035,480	1,715,047
Other related lease income, net:
Amortization of above- and below-market leases, net	(172,500)	(263,442)
Straight line rent, net	66,203	(27,765)
Total Rental income	9,698,991	9,510,791

For the twelve months ended December 31, 2025 and 2024, we had five tenants and five tenants, respectively, that each account for more than 10% of our annual rental revenue as indicated below:

	2025	2024
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	16%	12%
Dollar General - multiple locations	13%	12%
Pre-K - San Antonio, TX	11%	11%
Kohl's - Tucson, AZ	10%	10%
PRA Holdings, Inc. - Norfolk, VA	11%	<10%
exp U.S. Services - Maitland, FL	N/A	10%

Future Minimum Rents

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of December 31:

As of December 31,
2025
2026	$7,527,656
2027	6,898,479
2028	5,673,073
2029	4,480,889
2030	2,604,878
Thereafter	19,289,918
$46,474,893

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was $375,047 for the twelve months ended for both December 31, 2025 and 2024, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the Lease liability, net was $245,111 and $244,077 for the twelve months ended December 31, 2025 and 2024, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as December 31, 2025 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of December 31, 2025.

As of December 31,
2025
2026	245,111
2027	245,111
2028	245,111
2029	257,839
2030	258,996
Thereafter	21,058,698
Total undiscounted liability	$22,310,866
Present value discount	(15,794,855)
Lease liability	$6,516,011
Discount rate	4.58%
Term Remaining	58 years

Note 9 – Debt

The Company had the following mortgage loans outstanding as of December 31, 2025 and December 31, 2024, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 12/31/2025	Balance at 12/31/2024	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000	(f)	6.50%		6/13/2030	$1,100,000	$-	1.50
7-Eleven Corporation, Starbucks Corporation & Auburn University	Washington, D.C., Tampa, FL, and Huntsville, AL	11,287,500	(a)	4.17%		3/6/2030	-	10,602,711	1.25
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,926,665	7,119,184	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,291,659	4,410,949	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(b)	8/10/2028	1,222,259	1,255,068	1.20
General Services Administration-FBI	Manteo, NC	928,728	(c)	3.85%	(d)	3/31/2032	866,868	891,071	1.50
Irby Construction	Plant City , FL	928,728	(c)	3.85%	(d)	3/31/2032	-	891,071	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(d)	3/31/2032	1,960,814	2,014,851	1.50
Best Buy Co., Inc.	Grand Junction, CO	2,552,644	(c)	3.85%	(d)	3/31/2032	-	2,449,141	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(c)	3.85%	(d)	3/31/2032	1,612,010	1,657,079	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(c)	3.85%	(d)	3/31/2032	1,211,508	1,245,414	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(c)	3.85%	(d)	3/31/2032	3,700,494	3,803,985	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(e)	7.47%	(b)	8/10/2028	6,223,604	6,323,628	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(e)	7.47%	(b)	8/10/2028	2,344,958	2,382,646	1.50
Dollar General	Big Spring, TX	635,000	(e)	7.47%	(b)	8/10/2028	613,282	623,138	1.50
Dollar General	Castalia, OH	556,000	(e)	7.47%	(b)	8/10/2028	536,984	545,614	1.50
Dollar General	East Wilton, ME	726,000	(e)	7.47%	(b)	8/10/2028	701,170	712,439	1.50
Dollar General	Lakeside, OH	567,000	(e)	7.47%	(b)	8/10/2028	547,608	556,409	1.50
Dollar General	Litchfield, ME	624,000	(e)	7.47%	(b)	8/10/2028	602,658	612,344	1.50
Dollar General	Mount Gilead, OH	533,000	(e)	7.47%	(b)	8/10/2028	514,770	523,044	1.50
Dollar General	Thompsontown, PA	556,000	(e)	7.47%	(b)	8/10/2028	536,984	545,614	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(e)	7.47%	(b)	8/10/2028	624,871	634,914	1.50
exp U.S. Services Inc.	Maitland, FL	2,950,000	(e)	7.47%	(b)	8/10/2028	-	2,894,895	1.50
General Services Administration	Vacaville, CA	1,293,000	(e)	7.47%	(b)	8/10/2028	1,248,777	1,268,847	1.50
Walgreens	Santa Maria, CA	3,041,000	(e)	7.47%	(b)	8/10/2028	2,936,993	2,984,195	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(b)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%		5/14/2026	2,482,944	n/a	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%		5/14/2026	1,224,544	n/a	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,184,170	n/a	1.20
		$71,599,913					$49,711,594	$59,443,251
						Less Debt Discount, net	(701,489)	(317,978)
						Less Debt Issuance Costs, net	(319,329)	(785,358)
							$48,690,776	$58,339,915

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

(f) On June 13, 2025, the Company entered into a $1,100,000 loan agreement with Valley National Bank secured by the Company's 7-Eleven store in Washington, D.C. An initial disbursement of $750,000 was made at closing; the remaining $350,000 was held back pending renewal of the tenant's lease. Upon satisfaction of the required conditions, the remaining proceeds were disbursed on November 10, 2025, bringing the total outstanding principal to $1,100,000.

The Company amortized debt issuance costs to interest expense during the twelve months ended December 31, 2025 and 2024 of $252,903 and $202,621, respectively. The Company paid debt issuance costs for the twelve months ended December 31, 2025 and 2024 of $73,095 and $28,903, respectively.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by four properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of December 31, 2025, the Company was in compliance with all covenants.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $1.2 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.3 million. During the twelve months ended December 31, 2025 and 2024, the Company incurred a guaranty fee expense to the Company's CEO of $316,298 and $387,056, respectively, recorded to interest expense. As of December 31, 2025 the Company recorded $510,642 for guaranty fees payable which is included in accrued expenses.

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

On June 13, 2025, the Company, through its subsidiary GIPDC 3707 14TH ST, LLC, entered into a loan agreement with Valley National Bank in the principal amount of $1,100,000, secured by the Company’s 7-Eleven store located at 3707-3711 14th Street NW, Washington, D.C. The loan bears interest at a fixed rate of 6.50% per annum. An initial disbursement of $750,000 was made at closing, with the remaining $350,000 in proceeds available upon renewal of the tenant’s lease, which currently expires March 31, 2026. In the event of a lease renewal for an additional five-year term, the maturity date will automatically extend from March 31, 2026 to June 13, 2030, and beginning July 13, 2026, principal and interest will amortize over a 25-year schedule. The loan is supported by a Guaranty of Nonrecourse Carve-out Obligations executed by David Sobelman, the Company’s Chief Executive Officer, in favor of Valley National Bank. During October 2025, the Company satisfied the required conditions for the release of the $350,000 renewal funds, and the proceeds were disbursed and received on November 10, 2025, in accordance with the terms of the Loan Agreement.

Loans payable - related party

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

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction for $332,000 with Chase Commercial Realty, Inc. d/b/a NAI Chase for broker’s fees payable by the Company to Chase in connection with the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 7.5% per annum, will be due on December 31, 2025. The loan may be repaid without penalty at any time. As of December 31, 2025, the loan remained unpaid and the aggregate outstanding principal balance of $332,000, together with accrued and unpaid interest, remains payable.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a loan for $103,500 that is evidenced by a promissory note issued to SRS Real Estate Partners, LLC ("SRS") for broker’s fees payable by the Company to SRS in connection with the sale of the Company’s Starbucks-occupied retail building located in Tampa, Florida.. The note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 0% per annum, will be due on December 31, 2025. The note may be repaid without penalty at any time. As of December 31, 2025, the note remained unpaid and the outstanding principal balance of $103,500 remains payable.

Both amounts are included in Loans payable – related party on the consolidated balance sheet as of December 31, 2025.

Minimum required principal payments on the Company’s debt for subsequent years ending December 31 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026	$5,094,067	7,724,452	12,818,519
2027	1,495,125	-	1,495,125
2028	18,718,050	-	18,718,050
2029	13,198,374	-	13,198,374
2030	1,767,662	-	1,767,662
Thereafter	9,438,316	-	9,438,316
	$49,711,594	$7,724,452	$57,436,046

Note 10 – Related Party Transactions

GIP Fund 1 Acquisition

On November 30, 2020, the Company acquired an approximately 3,500 square foot building from GIP Fund 1, LLC a related party that was owned 11% by the President and Chairman of the Company. The retail single tenant property (occupied by The Sherwin-Williams Company) in Tampa, Florida was acquired for approximately $1.8 million. Since acquisition, GIP Fund 1, LLC was dissolved and each partner was allocated units to GIP LP pro-rata effectively reducing the President and Chairman of the Company’s ownership to 0.05% as of December 31, 2025.

Brown Family Loan

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

On December 15, 2025, the Company entered into a Second Amendment to the Secured Promissory Note with Brown Family Enterprises LLC. The Second Amendment further extends the Note's maturity date to January 30, 2026 and provides for an additional extension fee of $62,000 payable on the revised maturity date. Except as amended to reflect the new maturity date and extension fee, all other terms of the Note remain unchanged. As of December 31, 2025, the outstanding principal balance of $1,000,000, together with accrued and unpaid interest, remains payable.

Executive Guaranty Fees

During the twelve months ended December 31, 2025 and 2024, the Company incurred a guaranty expense to the Company's President and CEO of $316,298 and $387,056 of which $510,642 and $194,344 remained payable as of December 31, 2025 and 2024, respectively. See Note 9 – Debt for details of the guaranty provided by the Company's President and CEO.

Executive Loan

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previous due on August 31, 2025, has been extended to December 31, 2025. As of December 31, 2025, the loan remained unpaid and the aggregate outstanding principal balance of $610,000, together with accrued and unpaid interest, remains payable. The loan has not been further amended or extended as of the date of these financial statements.

Note 11 - Derivative Financial Instruments and Fair Value Measurements

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

In August 2024, the Company entered into a $2.5 million loan agreement and corresponding swap agreement to support project financing. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 2.5%, with interest payable monthly after each 30-day interest period. The interest swap fixed the interest rate at 6.3% per annum

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in loss on derivative valuation for $353,344 for the twelve months ended December 31, 2025. As of December 31, 2025, the Company recognized a Derivative Liability of $435,523 and Derivative asset of $70,970, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,164,316	$6,164,316	$612,939	$612,939
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	70,970	70,970	140,476	140,476

Financial liabilities:
Interest rate swaps	435,523	435,523	169,685	169,685

Note 12 – Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Nasdaq Delisting Notice

On January 28, 2026, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the closing bid price of the Company’s common stock had been below $1.00 per share for 35 consecutive business days and that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement for continued listing on The Nasdaq. The Company was provided a 180-calendar day compliance period, or until July 6, 2026, to regain compliance. If the Company does not regain compliance during the initial compliance period, it may be eligible for an additional compliance period subject to meeting certain listing requirements. There can be no assurance that the Company will regain compliance with the minimum bid price requirement.

On February 5, 2026, the Company received notice from the staff of Nasdaq that its request for continued listing on The Nasdaq had been denied due to the Company’s failure to meet the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). The Company intends to request a hearing before the Nasdaq Hearings Panel, which is expected to stay any suspension of trading pending the outcome of the hearing process. There can be no assurance that the Company will be successful in its appeal or regain compliance with the applicable Nasdaq listing requirements.

On March 24, 2026, the Company attended a hearing with an independent panel reporting to Nasdaq to request additional time to address both the closing bid price and minimum stockholders' equity matters. We anticipate the panel's response by mid-April 2026.

Silverback Transaction

On February 10, 2026, Silverback Capital Corporation (“Silverback”) acquired and was assigned a Secured Promissory Note originally issued by the Company on April 25, 2025 in the original principal amount of $1,000,000 (the “Original Note”). In connection with the assignment, the Company and Silverback entered into an Amended and Restated Convertible Note (the “First Amended Note”) with an outstanding principal balance of $551,437. The First Amended Note modified certain terms of the Original Note, including extending the maturity date to February 10, 2027 and establishing an interest rate of 9% per annum simple interest. The First Amended Note is convertible into shares of the Company’s common stock at a conversion price equal to 80% of the market price of the Company’s common stock at the time of conversion, subject to customary beneficial ownership limitations.

On February 18, 2026, Silverback converted $26,304 of the outstanding balance of the First Amended Note into 60,000 shares of the Company’s common stock.

On February 24, 2026, the Company and Silverback entered into a Second Amended and Restated Convertible Note (the “Second Amended Note”), which further amended the First Amended Note to (i) extend the maturity date to February 24, 2027, (ii) establish a minimum conversion price of $0.10 per share, and (iii) limit conversions to no more than 19.9% of the Company’s outstanding common stock as of the date of the amendment unless stockholder approval is obtained in accordance with applicable Nasdaq rules.

Board of Director Loan

On February 12, 2026, GIPVA 2510 Walmer Ave., LLC, an indirect subsidiary of the Company, entered into a $125,000 promissory note with QCCR Investments, LLC bearing interest at 12% per annum and including a 3% origination fee. The note matures nine months from issuance or earlier upon the sale of the underlying real estate asset. The note is guaranteed by Generation Income Properties, LP and secured by the guarantor’s equity interest in the borrowing entity. The lender is an affiliate of a member of the Company’s board of directors.

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

Management, including our chief executive officer and principal accounting officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, CohnReznick, LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Not applicable.

(b) Rule 10b5-1

During the twelve months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2025

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements. (see Item 8)

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)
Consolidated Balance Sheets as of December 31, 2025 and 2024	61
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	62
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2025 and 2024	63
Consolidated Statements of Cash Flows for the years December 31, 2025 and 2024	65
Notes to the Consolidated Financial Statements	67

2.
Financial Statement Schedule. See Item 15(a)(1) above.

All financial statement schedules have been omitted, since schedules are not required for smaller reporting companies, like our Company, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

3.
Exhibits. The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2	Bylaws of Generation Income Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed on March 28, 2025)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015)
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018)
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
4.9

Third Amendment to Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P., dated August 10, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2023).

4.10

Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2024).

4.11

Fifth Amendment to Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 29, 2024).

4.12

Sixth Amendment to Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P., dated February 6, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2025)

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

10.68+

Independent Consulting Agreement, dated January 1, 2025, between Generation Income Properties, Inc. and Ron Cook (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on January 2, 2025).

10.69

Contribution and Subscription Agreement, dated February 6, 2025, among Generation Income Properties, L.P., and (a) LMB Lewiston, LLC, LMB Ft. Kent, LLC, and LMB Auburn Hills I, LLC; (b) Lloyd M. Bernstein, as the sole member of each of such entities; and (c) Lloyd M. Bernstein, as representative (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on February 10, 2025).

10.70

Tax Protection Agreement, dated February 6, 2025, among Generation Income Properties, Inc., Generation Income Properties, L.P., and LMB Lewiston, LLC, LMB Ft. Kent, LLC, LMB Auburn Hills I, LLC and Lloyd M. Bernstein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on February 10, 2025).

10.71	Secured Promissory Note dated April 25, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on April 29, 2025).
10.72	Promissory Note issued to Chase Commercial Realty, Inc. dated May 29, 2025 (incorporated by reference to Exhibit 10.1 from Form 8-K filed on June 5, 2025).
10.73	Promissory Note issued to SRS Real Estate Partners, LLC dated May 29, 2025 (incorporated by reference to Exhibit 10.3 from Form 8-K filed on June 5, 2025).
10.74	Promissory Note issued to David E. Sobelman Revocable Trust, dated May 29, 2025 (incorporated by reference to Exhibit 10.4 from Form 8-K filed on June 5, 2025).
10.75	Loan Agreement, dated June 13, 2025, between GIPDC 3707 14th St, LLC, as borrower and Valley National Bank, as lender (incorporated by reference to Exhibit 10.1 from Form 8-K filed on June 20, 2025).
10.76	Promissory Note, dated June 13, 2025, between GIPDC 3606 14th St, LLC, as borrower and Valley National Bank as lender (incorporated by reference to Exhibit 10.2 from Form 8-K filed on June 20, 2025).
10.77	Guaranty Agreement, dated June 13, 2025, between David E. Sobelman, as guarantor, and Valley National Bank (incorporated by reference to Exhibit 10.3 from Form 8-K filed on June 20, 2025).
10.78	Letter Agreement, dated August 9, 2025, between Generation Income Properties, L.P. and LC2-NNN Pref, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2025).
10.79

Second Amendment to Lease, dated August 18, 2025, between GIPCO 585 24 ½ Road, LLC and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2025).

10.80	First Amendment to Secured Promissory Note, dated October 27, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 31, 2025).

19.1*	Insider Trading Policies and Procedures

21.1*	List of Subsidiaries

23.1*	Consent of CohnReznick, LLP

31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer

31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer

32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: March 31, 2026	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	March 31, 2026

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	March 31, 2026

/s/ Ben Adams	Director
Ben Adams		March 31, 2026

/s/ Gena Cheng	Director
Gena Cheng		March 31, 2026

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		March 31, 2026

/s/ Patrick Quilty	Director
Patrick Quilty		March 31, 2026