Form 10-K/A
period 2025-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2026-04-03
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No .1)

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

EXPLANATORY NOTE

Generation Income Properties, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026 (the “Original Filing”), for the purposes of (1) amending the Report of Independent Registered Public Accounting Firm, as an incorrect version of such report was inadvertently included in the Original Filing that omitted an explanatory paragraph regarding substantial doubt about the entity's ability to continue as a going concern, (2) to correct the omission of a disclosure related to substantial doubt about the entity's ability to continue as a going concern in Note 1 to the consolidated financial statements, and (3) provide additional information related to dispositions in Item 7. As a result of these matters, the Company is reissuing its consolidated financial statements as of and for the year ended December 31, 2025, and also amending Item 9A, "Controls and Procedures."

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively. The Company is also filing an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

Except as set forth above in this Explanatory Note, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures set forth therein.

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

•
Dispositions

During the twelve months ended December 31, 2025, the Company disposed of five properties for aggregate gross proceeds of approximately $24.3 million. The dispositions consisted of the Starbucks - Tampa, Florida and former Pratt & Whitney Automation - Huntsville, Alabama properties sold on May 29, 2025; the former Irby Construction - Plant City, Florida property sold on October 30, 2025; and the Best Buy - Grand Junction, Colorado and exp U.S. Services - Maitland, Florida properties sold on December 5 and December 15, 2025, respectively. Net proceeds were used to retire each property's mortgage obligations in full, which in aggregate totaled over $16 million. All remaining net proceeds, totaling over $6 million, were used to repay noncontrolling interests related to LC2-NNN. The Company recognized a gain on sale of real estate of approximately $1.9 million in connection with these transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)
Consolidated Balance Sheets as of December 31, 2025 and 2024	61
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	62
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2025 and 2024	64
Consolidated Statements of Cash Flows for the years December 31, 2025 and 2024	66
Notes to the Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Generation Income Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Income Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in equity (deficit), redeemable preferred stock, and redeemable non-controlling interests, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024,and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and does not have sufficient current and anticipated liquidity to fulfill its liabilities, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financials statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 1, the financial statements have been restated to correct the audit report accompanying the financial statements and correct the omission of a disclosure.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

April 3, 2026

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

61

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

Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2025, management determined that the incorrect audit report was included with the Company’s Consolidated Financial Statements and identified an omission in the disclosure related to the Company’s ability to continue as a going concern.

The result of the inclusion of the incorrect audit report and the disclosure omission did not affect previously reported net loss, total equity, cash flows, or total assets and liabilities.

Management evaluated the materiality of the inclusion of the incorrect audit report and the disclosure omission in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and concluded that it was material to the previously issued Consolidated Financial Statements for the year ended December 31, 2025. Accordingly, the accompanying Consolidated Financial Statements have been restated to correct the inclusion of the incorrect audit report and the disclosure omission.

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

For the twelve months ended December 31, 2025, the Company generated positive operating cash flows of $929,474 and had cash on hand of $6,198,816 as of December 31, 2025. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans, optimizing portfolio assets, and potentially divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. Management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and principal accounting officer concluded that, due to a material weakness in internal control over financial reporting described below, our disclosure controls and procedures not were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

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

Management, including our chief executive officer and principal accounting officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's processes, procedures, and controls related to the preparation, review, and filing of its Annual Report on Form 10-K ("10-K") were not effective at December 31, 2025, to ensure that (1) the correct Independent Registered Public Accounting Firm audit report was filed with the Form 10-K and (2) that the going concern disclosures in the consolidated financial statements fully complied with accounting principles generally accepted in the United States of America. This material weakness resulted in filing a Form 10-K with an incorrect audit report and incomplete disclosure regarding the Company’s ability to continue as a going concern. This material weakness did not result in any other material adjustments to the Registrant's consolidated financial statements, notes thereto, or other disclosures in the Form 10-K.

Our independent registered public accounting firm, CohnReznick, LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above and the remediation noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Beginning with the filing of this Annual Report on Form 10-K/A, the Company has adopted a procedure that requires the Vice President of Accounting and Finance to review and compare the final EDGAR proof to the final reviewed copy of the Company's 10-K or such other report to be filed with the SEC. The Company also intends to increase senior management's direction and review of the 10-K reporting process to ensure compliance with existing Company internal controls. We anticipate the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures, and controls related to the preparation, review, and filing of such reports, and will address the related material weakness that we identified as of December 31, 2025.

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

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements. (see Item 8)

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)
Consolidated Balance Sheets as of December 31, 2025 and 2024	61
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	62
Consolidated Statements of Changes in Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the years ended December 31, 2025 and 2024	64
Consolidated Statements of Cash Flows for the years December 31, 2025 and 2024	66
Notes to the Consolidated Financial Statements	68

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

GENERATION INCOME PROPERTIES, INC.

Date: April 3, 2026	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	April 3, 2026

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	April 3, 2026

/s/ Ben Adams	Director
Ben Adams		April 3, 2026

/s/ Gena Cheng	Director
Gena Cheng		April 3, 2026

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		April 3, 2026

/s/ Patrick Quilty	Director
Patrick Quilty		April 3, 2026