Form 10-K/A
period 2025-12-31
GENERATION INCOME PROPERTIES, INC.
filed 2026-04-20
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.4 million (based upon the closing sales price of the common stock on June 30, 2025 of $0.68).

The registrant had 5,448,178 shares of Common Stock, par value $0.01 per share, outstanding as of April 16, 2026.

EXPLANATORY NOTE

Generation Income Properties, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026, as subsequently amended by Amendment No. 1 on Form 10-K/A filed on April 2, 2026 (the “First Amendment”), to (i) include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end and (ii) disclose a legal proceeding that was inadvertently omitted from Part I, Item 3 of the Original Form 10-K.

This Form 10-K/A amends and restates in their entirety Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K and it also amends Part IV, Item 15 of the Original Form 10-K to include Exhibit 97.1, which was inadvertently omitted from the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.

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

Other than the items outlined above, this Amendment No. 2 does not modify or update the Original Filing as amended by the First Amendment. In addition, no other information has been updated for any subsequent events occurring after April 1, 2026, the date of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K, the First Amendment, and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context otherwise requires, references in this Form 10-K/A to the “Company,” “we,” “our,” or “us” mean Generation Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries, including Generation Income Properties, L.P., a Delaware limited partnership, which we refer to as our operating partnership (the “Operating Partnership”).

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

PART 1.
Item 3.	Legal Proceedings..............................................................................................................................................................	4

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	5
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accountant Fees and Services	13

PART IV.		14

Item 15.	Exhibit and Financial Statement Schedules	14

SIGNATURES		20

PART I.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any lawsuits, claims or other legal proceedings, except as described below.

On or around March 27, 2026, the Company’s operating partnership (Generation Income Properties, L.P.) and David Sobelman, the Company’s President and CEO, were sued in Alabama Circuit Court by Chase Commercial Realty, Inc. in a collection action under a promissory note issued by the operating partnership and under personal guaranty by Mr. Sobelman relating to an unpaid brokerage commission payable to the plaintiff. The plaintiff is seeking the amount of the promissory note ($332,000) plus interest, late fees, and attorneys’ fees. The Company acknowledges that the promissory note is due, and the Company has accrued a liability for the amount due. The complaint in the matter has been answered with affirmative defenses and the plaintiff has filed a motion for summary judgment, which is pending.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is a summary of the background and experience of each director as of April 16, 2026. There is no family relationship among any of the directors and/or executive officers of the Company.

Benjamin Adams, age 53, has been a board member since July 2019. He is the founder of Rockhouse Capital, and has also been Founder of Ten Capital Management since May 2011, an independent, fundamental value-driven private equity real estate firm based in Cleveland, Ohio. He is responsible for the strategic direction and oversight of all firm activities. From January 2008 to April 2011, Mr. Adams was a Portfolio Manager with The Townsend Group, where he oversaw $1.7 billion in private equity real estate assets under management within the firm’s discretionary investment management business and was actively involved in product development and structuring. Prior to Townsend, Mr. Adams was a Vice President and General Counsel of Lionstone Development LLC, a Miami-based, principal balance sheet investor.

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

Gena Cheng, age 54, was appointed a board member on October 5, 2021. She has been managing director since August 2019 at Prospect Avenue Partners, a specialty capital raising, and advisory platform focused on the private equity industry. Named to PERE’s list of 30 Capital Raisers Who Can Make a Difference, Ms. Cheng has over 20 years of experience in the real asset industry, including investments, portfolio management, fundraising and investor relations. Ms. Cheng brings valuable real estate finance experience to the Company’s Board of Directors (the “Board of Directors”). Prior to launching Prospect Avenue Partners, Ms. Cheng served as Managing Director from July 2014 to February 2019 at USAA Real Estate Company. She also served as Managing Director from March 2010 to March 2014 at Forum Partners, a global real estate investment and asset management firm, and Managing Director and Chief Operating Officer from October 2006 to August 2009 at JT Partners, an international architecture, engineering, projects management, and consulting firm.

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

Stuart Eisenberg, age 63, was appointed a board member on February 3, 2020. He has been an independent consultant since June 2019 when he retired from BDO USA, LLP where he was a partner in the real estate services group from July 1997 until June 2019. Mr. Eisenberg served as the firm’s national real estate and construction industry practice leader and a member of the firm’s international real estate and construction industry steering committee. His experience includes consulting in connection with the formation, structuring and development of real estate investment trusts (“REIT”) and real estate operating companies. He also provided financial reporting and due-diligence services in numerous initial and follow-on public offerings and in connection with the acquisition, financing and dispositions of commercial real estate.

Mr. Eisenberg has a bachelor’s degree from Adelphi University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Eisenberg’s experience serving publicly-held companies brings to our Board of Directors a comprehensive understanding of public company operations, financial reporting, and corporate governance, as well as perspective regarding potential acquisitions. We believe that Mr. Eisenberg’s prior work as a partner at BDO USA, LLP in the real estate services group and sophisticated understanding of accounting principles, auditing standards, and internal accounting controls qualify him for service as one of our directors.

Patrick Quilty, age 60, has been a board member since July 2019. He has also been Chief Credit Officer for a top global insurance company since September 2012. He is responsible for overseeing, assessing and approving a portfolio of highly structured transactions providing global risk solutions for middle market and Fortune 50 companies across diversified industries. From October 2010 to September 2012, Mr. Quilty was Co-Founder and Head of Credit Risk at Specialized Performance Advisory Group LLC, an independent asset management firm providing investment, advisory and risk counseling for family office and institutional clients. From November 2003 to October 2010, Mr. Quilty was a Senior Portfolio Manager for Barclays Capital Loan Portfolio focused on the Specialty Finance and REIT sectors. Mr. Quilty has also served as a credit derivatives trader in their Principal Credit and Risk Finance Group.

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

Richard Russell, age 65, is a member of the Board of Directors of the Company. Mr. Russell previously served as Chief Financial Officer of the Company from December 2019 through February 2022, where he provided critical financial oversight and guidance as the Company navigated strategic growth and public market requirements. Mr. Russell currently serves as Chief Financial Officer of LM Funding America, Inc. (NASDAQ: LMFA), a digital asset and specialty finance company, where he has served since November 2017. Previously, he served as Chief Financial Officer of Mission Health Communities from 2013 to 2016 and held several senior finance roles at Cott Corporation from 2007 to 2013, including Senior Director of Finance, Senior Director of Internal Auditing, and Assistant Corporate Controller. Earlier in his career, Mr. Russell served as Director of Financial Reporting and Internal Controls for Quality Distribution, Inc. (formerly NASDAQ: QLTY) and as Director of Reporting for Danka Business Systems PLC (NASDAQ/LSE: DANKY). Mr. Russell has also served on several boards and advisory bodies, including as a director of SeaStar Medical Holding Corporation (NASDAQ: ICU) from 2021 to 2024. On January 29, 2026, Mr. Russell was appointed to the board of Mad Mobile Inc, a private company. On April 2025, Mr. Russell was appointed to the Hillsborough County Industrial Development Authority Board. He previously served as Chairman of the Hillsborough County Internal Audit Committee and was a member of the committee from 2016 to 2024. Mr. Russell holds a Bachelor of Science in Accounting and a Master of Tax Accounting from the University of Alabama, a Bachelor of Arts in International Studies from the University of South Florida, and a Master of Business Administration from the University of Tampa. We believe that Mr. Russell’s significant expertise in financial reporting, internal controls, and public company governance qualifies him for service as one of our directors.

David Sobelman, age 54, serves as chairman of our Board of Directors and our President, Chief Executive Officer, and Secretary. He founded Generation Income Properties, Inc. after serving almost 13 years in different capacities within the net lease commercial real estate market. In June 2017, Mr. Sobelman started 3 Properties, a commercial real estate brokerage firm focused solely on the net lease market. Mr. Sobelman has held various roles within the single tenant, net lease commercial real estate investment market, including investor, asset manager, broker, owner, analyst and advisor. In 2005, David began working with Calkain Companies LLC, a real estate brokerage and advisory firm. During his tenure, Calkain grew from two employees to over 40, and became one of the leading single tenant, net lease firms in the country. Prior to Mr. Sobelman’s career in single tenant, net lease investments, he served as a member of The White House staff, and was subsequently appointed to work for the Secretary of the Department of Health and Human Services. Mr. Sobelman wrote The Little Book of Triple Net Lease Investing, a leading book on the single tenant, triple-net lease investment market, which is currently in its second edition. Mr. Sobelman is a featured speaker at conferences in the United States and abroad and has been quoted in articles in The Wall Street Journal, Forbes, Fortune and various regional real estate trade publications. Mr. Sobelman received a Bachelor of Science degree from the University of Florida and is an alumnus of the Harvard Business School Executive Education Real Estate Management Program. Mr. Sobelman is a board member for the University of Florida Foundation. We believe that Mr. Sobelman’s experience in the net lease commercial real estate market and his status as founder of the Company qualify him for service as one of our directors.

EXECUTIVE OFFICERS

Set forth below is a summary of the background and experience of our executive officer other than David Sobelman as of April 16, 2026. Information about David Sobelman is set forth under “Directors.” There is no family relationship among any of the directors and/or executive officers of the Company.

Ron Cook, age 47, was hired as our Vice President of Accounting and Principal Finance and Accounting Officer effective November 15, 2023. Effective January 1, 2025, Mr. Cook executed a one-year contract to continue to provide CFO services to the Company. Mr. Cook has provided management consulting services through Cook Financial Partners since 2008 through the present, serving a broad range of clients with outsourced business and financial advisory services. Mr. Cook served as Chief Financial Officer and Strategic Advisor of The Peebles Corporation (“Peebles”), a privately-held real estate investment and development firm, from 2019 through 2022. Peebles develops mixed-use, multifamily, office and retail properties through direct investment and through public-private partnerships. Mr. Cook oversaw all financial functions, acquisitions and development, and strategic initiatives. From 2014 through 2018, he served as a Senior Manager in the boutique management consultancy Riveron Consulting (“Riveron”). Riveron advises private equity firms and publicly traded companies in business strategy, mergers and acquisitions, and financial compliance. At Riveron, Mr. Cook served clients across various industries through services spanning transaction advisory, IPO readiness and execution, and business strategy. Prior to Riveron, Mr. Cook served several real estate firms, including Jair Lynch Real Estate Partners, Hines Interests and Ross Management Services, in various finance and accounting roles. Mr. Cook began his career at Reznick, Fedder and Silverman (now CohnReznick) as an auditor, exclusively for real estate clients. He is a graduate of James Madison University with a Bachelor’s degree in Finance, the University of Maryland GC, with a Master's degree in Accounting, and the University of Virginia Darden School of Business with a Master's degree in Business Administration.

CORPORATE GOVERNANCE

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and beneficial owners of more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, we believe that during the twelve months ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely filed, except for a late Form 4 filed by each of Benjamin Adams, Gena Cheng, Stuart Eisenberg, and Patrick Quilty for a grant of restricted stock units made on March 31, 2025.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our Chief Executive Officer and Principal Financial Officer. We have posted the text of our code of ethics to our internet website: http://www.gipreit.com by clicking “Investor Relations” at the top, then “Governance”, then "Governance Documents", and finally “Code of Ethics”. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet website within the same section as described above.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Audit Committee

Our Audit Committee consists of three directors: Stuart Eisenberg (Chair), Gena Cheng, and Patrick Quilty. Our Board of Directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. Our Board of Directors has determined that Mr. Eisenberg qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

Anti-Hedging Policies

Our Board of Directors has adopted an Insider Trading Policy which applies to all our directors, officers and designated employees. The policy prohibits our directors, officers and designated employees from engaging in hedging transactions, short sales and transactions in publicly traded options, such as puts, calls and other derivatives, involving our equity securities. A copy of our policy was filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The following describes the material compensation arrangements with the executive officers named in the Summary Compensation Table below (referred to as our “named executive officers”):

David Sobelman. On August 26, 2024, the Company entered into a Second Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with David Sobelman, the Company’s President and Chief Executive Officer. The Amended Employment Agreement, which was approved by the Board of Directors on August 26, 2024, amended and restated in its entirety the First Amended and Restated Employment Agreement, dated June 23, 2022, previously entered into between the Company and Mr. Sobelman.

The Amended Employment Agreement provides that Mr. Sobelman will receive a base salary of $200,000 per year, provided that the annual base salary will increase to (i) $300,000 upon the Company and its subsidiaries achieving $115 million or greater in gross asset value of real estate assets owned, (ii) $400,000 upon the Company and its subsidiaries achieving $150 million or greater in gross asset value of real estate assets owned, and (iii) $600,000 upon the Company and its subsidiaries achieving $500 million or greater in gross asset value of real estate assets owned. The base salary may be increased, but not decreased, in the discretion of the Board of Directors. The Amended Employment Agreement further provides that Mr. Sobelman will receive an annual nondiscretionary bonus on the first trading day of each December during the term of employment in the amount of 35% of his base salary then in effect. In addition, Mr. Sobelman will be entitled to receive, upon approval of the Board of Directors, a discretionary annual performance-based bonus with a bonus target amount of 200% (and a bonus opportunity of up to 300%) of his then-current salary based on the Company materially meeting the Board-approved budget for the immediately preceding fiscal year.

In addition to the base salary and the foregoing bonuses, the Amended Employment Agreement provides that Mr. Sobelman will be paid $7,500 a year to be used solely to cover the actual cost to Mr. Sobelman of obtaining a death and disability insurance policy on his life for and for related costs and expenses. He will also be entitled to a guarantee fee for Company obligations that are personally guaranteed by Mr. Sobelman (but only if the personal guaranty is approved by the Board of Directors), with the amount of the guarantee fee being 1% of the guaranteed amount for a full guarantee and 0.5% for a non-recourse or fraud exception guarantee (with the guarantee fee increased to 10% on the 60th day following a termination without “cause” or termination for “good reason”, as those terms are defined in the agreement, unless the guarantee is removed during such 60-day period). Mr. Sobelman is also eligible to receive such medical, health, vacation, and other benefits as are provided by the Company and its subsidiaries generally, and Mr. Sobelman will be eligible to participate in any 401(k) plan that the Company or its related entities may adopt in the future.

The Amended Employment Agreement provides that, on the first trading date of December of each year during the term of Mr. Sobelman’s employment, Mr. Sobelman will receive an annual grant of fully vested stock under the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) for a number of shares equal to Executive’s base salary as then in effect divided by the higher of the closing price of the Company’s common stock on the grant date or $10.00 per share.

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

In the event that the Company terminates Mr. Sobelman’s employment without cause or Mr. Sobelman resigns for good reason, the Amended Employment Agreement provides that Mr. Sobelman will be entitled to receive severance compensation equal to two times (or three times if the termination occurs within 12 months of a “change in control”, as defined in the agreement) the sum of his then-current base salary plus his average bonus for the preceding three years. For this purpose, Mr. Sobelman’s then-current base salary shall be deemed to be equal to what his base salary would have then been if the properties included in the Company’s acquisition pipeline (as approved from time to time by the chair of the Compensation Committee of the Board of Directors) had been acquired prior to employment termination. In addition, in such event, Mr. Sobelman will be entitled to additional separation compensation in an amount equal to the premium payments for continuing healthcare coverage for Mr. Sobelman and his family for a period of 18 months. The foregoing severance compensation, if due, will be paid in 18 equal monthly installments. In addition, upon a termination without cause or for good reason, any unvested equity awards (if any) held by Mr. Sobelman will immediately vest.

Ron Cook. The Board of Directors appointed Ron Cook to serve as the Company’s Vice President of Accounting effective as of November 15, 2023. In his capacity as Vice President of Accounting, Mr. Cook will serve as the Company’s principal financial and accounting officer. Effective January 1, 2025, Mr. Cook executed a one-year contract, at a rate of $20,000 per month pursuant to an engagement letter that may be terminated by either party at any time.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for each of the years ended December 31, 2025 and 2024.

					All Other Compensation
Name and Principal Position	Year		Bonus	Stock Awards			Total
David Sobelman, President and CEO	2025	$200,000	$-	$20,000	$337,383	(1)	$557,383
	2024	$200,000	$70,000	$20,000	$410,072	(2)	$700,072
Ron Cook, Vice President of Accounting	2025	$240,000	$-	$-	$-		$240,000
	2024	$229,200	$-	$-	$-		$229,200

(1)	Consists of health insurance premiums of $21,085 and guarantee fees payable to Mr. Sobelman of $316,298.

(2)	Consists of health insurance premiums of $23,016 and guarantee fees payable to Mr. Sobelman of $387,056.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, there were 6,455 unvested stock awards held by the named executive officers. None of our executive officers own vested or unvested stock options.

	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	($)	(#)	($)

David Sobelman	-	-	6,455	$4,138

Equity-Based Incentive Compensation

An important element of our total executive compensation is our equity award program. We believe that our equity award program serves a number of important corporate objectives, most importantly the alignment of our executives’ interests with our stockholders’ interests. Our equity award program helps to ensure that each of our executives and directors have a significant portion of their net worth tied to the performance of our stock. We plan to grant additional restricted stock or restricted stock units with time-based vesting under our long-term equity incentive program. The Omnibus Incentive Plan permits our Compensation Committee to grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides that 2,000,000 shares of our common stock are reserved for issuance under the plan.

Director Compensation

We do not have any other agreements for compensating our directors for their services in their capacity as directors, although such current and future directors are expected in the future to receive restricted shares, restricted stock units, or stock options to purchase shares of our common stock as awarded by our Board of Directors with the exception of Mr. Sobelman, who receives no additional compensation for his service as a director. None of our directors has ever been paid any cash compensation. The following table summarizes all of the compensation earned by our directors for service as a director of the Company during the year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Benjamin Adams	$-	$50,000	-	-	-	$50,000
Gena Cheng	-	$50,000	-	-	-	$50,000
Stuart Eisenberg	-	$50,000	-	-	-	$50,000
Patrick Quilty	-	$50,000	-	-	-	$50,000
Richard Russell	-	$50,000	-	-	-	$50,000

(1)

The amounts reported in this column represent the aggregate fair value of the stock awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Relevant assumptions used to determine these amounts include a $5.68 per share valuation with a 0% forfeiture rate. In June 2024, the Board of Directors approved stock awards to be paid in restricted stock units, replacing the restricted stock shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2026 by:

•
each person who is known by us to beneficially own more than 5% of our outstanding common stock,
•
each of our directors and named executive officers, and
•
all directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 5,448,178 common shares outstanding as of April 16, 2026. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally require that the individual have voting or investment power with respect to the shares. In computing the number of shares beneficially owned by an individual listed below and the percentage ownership of that individual, shares underlying options, warrants and convertible securities held by each individual that are exercisable or convertible within 60 days of March 31, 2026, are deemed owned and outstanding, but are not deemed outstanding for computing the percentage ownership of any other individual. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all individuals listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated below, the address for each principal stockholder is Generation Income Properties, Inc., 401 E Jackson Street, Suite 3300, Tampa, Florida 33602.

	Shares Beneficially Owned
	Title or Class of Securities
	Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
First City Investment Group, LLC (2) 21140 S. Avalon Blvd. Carson, CA 90745	367,466	6.7%

Executive Officers and Directors
Benjamin Adams (3)	20,946	*
Gena Cheng (4)	15,946	*
Ron Cook (5)	-	*
Stuart Eisentberg (6)	20,946	*
Patrick Quilty (7)	20,946	*
Richard Russell (8)	-	*
David Sobelman (9)	176,384	3.2%
All executive officers and directors as a group (7 persons)	255,168	4.7%

*Represents less than 1% of beneficial ownership

(1)	Each share of common stock is entitled to one vote.
(2)

Based on information reported on a Schedule 13G filed on March 1, 2024. Nasser Watar is the sole member, and may be deemed to have voting and investment power with respect to the Common Stock held by First City Investment Group, LLC. The principal business office address of First City Investment Group, LLC is 21140 S. Avalon Blvd. Carson, CA 90745

(3)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested and 25 shares of common stock.
(4)	Consists of 15,946 shares of restricted common stock of which 10,077 shares have vested.
(5)	No shares owned as of April 16, 2026.
(6)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 3,000 warrants exercisable at $10.00 per share, and 3,000 shares of common stock.
(7)	Consists of 20,946 shares of restricted common stock of which 15,077 shares have vested, 1,000 warrants exercisable at $10.00 per share, and 2,500 shares of common stock.
(8)	No shares owned as of April 16, 2026.
(9)

Consists of 19,366 shares of restricted common stock of which 6,455 shares have vested, and 134,432 shares of common stock. Also includes 2,586 shares of common stock that are issuable to Mr. Sobelman upon the redemption of common units held in the GIP Operating Partnership and 20,000 shares purchased by Mr. Sobelman in December 2024.

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our Omnibus Incentive Plan as of December 31, 2025:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	$1,803,908
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	-	-	$1,803,908

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

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Benjamin Adams, Gena Cheng, Stuart Eisenberg and Patrick Quilty is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our Board of Directors also determined that the directors who each serve on our audit committee, our compensation committee, and our governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

We have a formal written policy for the review and approval of transactions with related parties. Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board of Directors for any possible conflicts of interest. The Board of Directors is responsible for review, approval, or ratification of “related-person transactions” involving the Company and related persons.

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8,

2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of December 31, 2025. The redemption date remains February 8, 2027.

On April 25, 2025, the Company entered into a $1.0 million secured promissory note with Brown Family Enterprises, LLC, a related party, bearing interest at 16% per annum for the first 90 days, reverting to 9% per annum thereafter. The note was subsequently amended on October 27, 2025 and December 15, 2025, extending the maturity date to January 30, 2026 and incurring aggregate extension fees of $82,000. As of December 31, 2025, the outstanding principal balance of $1.0 million, together with accrued interest, remained unpaid. Brown Family Enterprises, LLC also holds an existing secured promissory note with an outstanding balance of $5,500,000 bearing interest at 9% per annum, maturing October 14, 2026. The Company is actively evaluating refinancing options with respect to both obligations.

On May 29, 2025, the Company’s President and Chief Executive Officer provided a $610,000 loan to the Company, through the Operating Partnership, bearing interest at 5.75% per annum, to fund closing costs in connection with the disposition of two properties located in Huntsville, Alabama and Tampa, Florida. The loan was extended to December 31, 2025. As of December 31, 2025, the aggregate outstanding principal balance of $610,000, together with accrued and unpaid interest, remains payable. The loan has not been further amended or extended as of the date of this filing.

On February 12, 2026, GIPVA 2510 Walmer Ave, LLC, an indirect subsidiary of the Company, entered into a $125,000 promissory note with QCCR Investments, LLC, an affiliate of Richard D. Russell, a director of the Company. The note bears interest at 12% per annum and includes a 3% origination fee. All principal and accrued interest will be due on November 12, 2026, or, if earlier, upon the sale of the Company’s real estate asset located at 2510 Walmer Ave in Norfolk, Virginia. The loan is guaranteed by Generation Income Properties, L.P. and secured by 100% of the Company’s equity interest in GIPVA 2510 Walmer Ave, LLC. The transaction was approved by the disinterested members of the Board of Directors.

During the twelve months ended December 31, 2025 and December 31, 2024, the Company incurred a guaranty expense to the Company’s President and CEO of $316,298 and $387,056, respectively, of which $510,642 and $194,344 remained payable as of December 31, 2025 and 2024, respectively. See Note 9 – Debt in the Company’s consolidated financial statements for details of the guaranty provided by the Company’s President and CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As described in our Current Report on Form 8-K filed on July 25, 2024, the Company changed its independent registered public accounting firm in 2025 from MaloneBailey LLP (“MaloneBailey”) to CohnReznick LLP (“CohnReznick”). Set forth below are the fees paid by the Company to its independent registered public accounting firms, MaloneBailey and CohnReznick, for 2025 and 2024, respectively:

	Year-ended December 31,
	2025	2024
Audit Fees(1)
MaloneBailey	$30,900	$47,440
CohnReznick	349,075	300,150
Audit Fees Total	379,975	347,590
Tax Fees(2)
MaloneBailey	85,861	86,147
CohnReznick	n/a	n/a
Tax Fees Total	85,861	86,147
All Other Fees(3)	-	-
Total	$465,836	$433,737

(1)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and audits under Rule 3-14 S-X, as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q, comfort letters and consents

(2)

Tax Fees generally consist of tax compliance and return preparation, and tax planning and advice. Tax compliance and return preparation services consist of preparing original and amended tax returns and claims for refunds. Tax planning and advice services consist of support during income tax audits or inquiries.

(3)	All Other Fees include any fees billed for products or services other than those reported in the other categories above.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The financial statements are included in Item 15 of the Original Form 10-K.

(2) Financial Statement Schedules

The financial statement schedules are included in Item 15 of the Original Form 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Form 10-K/A.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016).
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.).
3.2	Bylaws of Generation Income Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed on March 28, 2025).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A filed on September 16, 2015).
4.2	Amended and Restated Agreement of Limited Partnership of Generation Income Properties, L.P. (incorporated by reference to Exhibit 6.2 of the Company’s Form 1-A POS filed on March 29, 2018).
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

4.3	Common Stock Purchase Warrant, dated April 17, 2019. (incorporated by reference from Exhibit 4.6 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.4	Common Stock Purchase Warrant dated November 12, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 5 to Registration Statement on Form S-11 filed on April 12, 2021).
4.5	Representative’s Warrant, dated September 8, 2021 (incorporated by reference from Exhibit 4.1 from Form 8-K filed on September 9, 2021).
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.2 from the Company’s Form 8-K filed on September 9, 2021).
4.7	Warrant Agent Agreement, dated September 2, 2021 between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 9, 2021)
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed on March 18, 2022).
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

4.12

Sixth Amendment to Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P., dated February 6, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2025).

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

10.13	Commitment for $25 Million Master Credit Facility with American Momentum Bank dated October 26, 2021 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on October 27, 2021).
10.14

Contribution Agreement, dated October 11, 2021, between Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on January 20, 2022).

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

10.21+

Form of Restricted Stock Award Agreement under 2020 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 18, 2022).

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

10.80	First Amendment to Secured Promissory Note, dated October 27, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 31, 2025).

19.1*	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
21.1*	List of Subsidiaries (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
23.1*	Consent of CohnReznick, LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
31.1*	Rule 13a – 14(a) Certification of the Principal Executive Officer
31.2*	Rule 13a – 14(a) Certification of the Principal Financial Officer (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
31.3*	Rule 13a – 14(a) Certification of the Principal Executive Officer.
31.4*	Rule 13a – 14(a) Certification of the Principal Financial Officer.
32.1*	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
32.2*	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K/A filed on April 3, 2026).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K/A filed on April 30, 2025).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION INCOME PROPERTIES, INC.

Date: April 20, 2026	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME	Title	Date

/s/ David Sobelman	Chief Executive Officer and Chair of the Board
David Sobelman	(Principal Executive Officer)	April 20, 2026

/s/ Ron Cook	Vice President of Accounting and Finance
Ron Cook	(Principal Financial and Accounting Officer)	April 20, 2026

/s/ Ben Adams	Director
Ben Adams		April 20, 2026

/s/ Gena Cheng	Director
Gena Cheng		April 20, 2026

/s/ Stuart Eisenberg	Director
Stuart Eisenberg		April 20, 2026

/s/ Patrick Quilty	Director
Patrick Quilty		April 20, 2026

/s/ Richard Russell	Director
Richard Russell		April 20, 2026