Form 10-Q
period 2026-03-31
GENERATION INCOME PROPERTIES, INC.
filed 2026-05-15
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 6,558,373 shares of Common Stock, par value $0.01 per share, outstanding as of May 15, 2026.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets March 31, 2026 (unaudited) and December 31, 2025	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in (Deficit) Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and March 31, 2025 (unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		44

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2026	2025

Assets
Investments in real estate
Land	$19,630,821	$20,055,577
Building and site improvements	63,882,423	67,133,859
Acquired tenant improvements	2,265,766	2,434,465
Acquired lease intangible assets	9,218,135	9,444,402
Less: accumulated depreciation and amortization	(15,400,673)	(15,307,333)
Net real estate investments	$79,596,472	$83,760,970
Cash and cash equivalents	289,468	6,164,316
Restricted cash	34,500	34,500
Deferred rent asset	380,291	398,040
Prepaid expenses	164,844	184,397
Accounts receivable	3,907	-
Escrow deposits and other assets	753,127	733,326
Held for sale assets	1,083,054	-
Right-of-use asset, net	5,969,795	5,989,132
Total Assets	$88,275,458	$97,264,681

Liabilities and Equity
Liabilities
Accounts payable	$1,614,169	$1,597,045
Accrued expenses	1,494,566	1,165,981
Accrued expense - related party	1,063,501	1,016,642
Acquired lease intangible liabilities, net	1,353,103	1,398,038
Insurance payable	-	32,538
Deferred rent liability	137,942	306,921
Lease liability, net	6,529,157	6,516,011
Other loans payable	6,721,429	7,724,452
Mortgage loans, net of unamortized debt discount and debt issuance costs of $949,646 and $1,103,336 at March 31, 2026 and December 31, 2025, respectively	47,337,648	48,690,776
Derivative liabilities	279,578	435,523
Total liabilities	$66,531,093	$68,883,927

Redeemable Non-Controlling Interests	26,966,173	32,187,864

Stockholders' (Deficit) Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,882,731 and 5,448,178 shares issued; 5,979,661 and 5,448,178 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	59,400	54,431
Additional paid-in capital	30,075,515	29,364,047
Accumulated deficit	(35,749,584)	(33,618,449)
Total Generation Income Properties, Inc. Stockholders' (Deficit) Equity	$(5,614,669)	$(4,199,971)

Non-Controlling Interest	$392,861	$392,861
Total equity	$(5,221,808)	$(3,807,110)

Total Liabilities and Equity	$88,275,458	$97,264,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025
Revenue
Rental income	$2,173,736	$2,371,297
Other income	10,468	10,298
Total revenue	$2,184,204	$2,381,595

Expenses
General and administrative expense	406,443	505,378
Building expenses	509,738	636,225
Depreciation and amortization	1,134,428	1,292,761
Interest expense, net	981,598	1,182,267
Compensation costs	388,689	240,745
Total expenses	$3,420,896	$3,857,376
Operating loss	(1,236,692)	(1,475,781)
Other expense	(237)	(286)
Gain (loss) on derivative valuation	155,851	(293,499)
Dead deal expense	-	(27,894)
Loss on transfer of LLC interests in satisfaction of debt	(185,069)	-
Net loss	(1,266,147)	(1,797,460)
Less: Net income attributable to non-controlling interests	864,988	934,399
Net loss attributable to Generation Income Properties, Inc.	(2,131,135)	(2,731,859)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	6,814,332	5,443,188

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.31)	$(0.50)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity (Deficit), Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2024	5,443,188	$54,431	$29,019,047	$(23,277,545)	$5,795,933	$392,861	$6,188,794	$26,664,545
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(405,648)
Net (loss) income for the period	-	-	-	(2,731,859)	(2,731,859)	-	(2,731,859)	934,399
Balance, March 31, 2025	5,443,188	$54,431	$29,019,047	$(26,009,404)	$3,064,074	$392,861	$3,456,935	$31,402,450

Balance, December 31, 2025	5,448,178	$54,431	$29,364,047	$(33,618,449)	$(4,199,971)	$392,861	$(3,807,110)	$32,187,864
Cashless exercise of warrants	34,553	-	-	-	-	-	-	-
Restricted stock compensation	-	-	165,000		165,000		165,000
Conversion of debt to common shares	496,930	4,969	546,468	-	551,437	-	551,437	-
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(6,086,679)
Net (loss) income for the period	-	-	-	(2,131,135)	(2,131,135)	-	(2,131,135)	864,988
Balance, March 31, 2026	5,979,661	$59,400	$30,075,515	$(35,749,584)	$(5,614,669)	$392,861	$(5,221,808)	$26,966,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,147)	$(1,797,460)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation of building and site improvements	761,916	833,471
Amortization of acquired tenant improvements	80,753	95,107
Amortization of in-place leases	291,759	364,184
Amortization of above-market leases	46,961	101,771
Amortization of below-market leases	(44,752)	(41,626)
Amortization of above-market ground lease	(183)	(183)
Amortization of debt issuance costs	10,655	42,533
Amortization of debt discount	38,531	-
Restricted stock unit compensation	165,000	-
Non-cash ground lease expense	19,337	19,925
Dead deal expense	-	27,894
(Gain) loss on derivative valuation	(155,851)	293,499
Loss on transfer of LLC interests in satisfaction of debt	185,069	-
Changes in operating assets and liabilities
Accounts receivable	(3,907)	(157,444)
Escrow and other assets	(55,517)	176,178
Deferred rent asset	17,748	(41,507)
Prepaid expenses	18,644	(320,763)
Accounts payable	42,987	470,340
Accrued expenses	371,425	365,389
Accrued expenses - related party	46,859	114,689
Deferred rent liability	(156,687)	159,658
Lease liability	13,146	12,559
Other loans payable	23,414	-
Net cash provided by operating activities	451,160	718,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred in disposition of LLC interests	(7,491)	-
Net cash used in investing activities	(7,491)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance on loan payable - related party	125,000	-
Mortgage loan repayments	(324,301)	(254,114)
Insurance financing repayments	(32,538)	(40,835)
Distribution on non-controlling interests	(6,086,678)	(405,647)
Net cash used in financing activities	(6,318,517)	(700,596)

Net (decrease) increase in cash and cash equivalents	(5,874,848)	17,618
Cash and cash equivalents and restricted cash - beginning of period	6,198,816	647,439
Cash and cash equivalents and restricted cash - end of period	$323,968	$665,057

CASH TRANSACTIONS
Interest paid	$936,415	$1,004,991
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$-	$7,023,895
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$-	$4,209,153
Stock issued for cashless exercise of Investor Warrants	$34,553	$-
Transfer of LLC interests in satisfaction of debt:
Building and improvements derecognized	$2,432,570	$-
Tenant improvements derecognized	$146,765	$-
Lease intangible assets derecognized	$121,017	$-
Accumulated depreciation derecognized	$(800,298)	$-

Other assets derecognized	$36,532	$-
Accounts payable derecognized	$(25,863)	$-
Accrued expenses derecognized	$(42,840)	$-
Lease liability derecognized	$(12,292)	$-
Mortgage debt extinguished	$(1,078,013)	$-
Related-party note payable forgiven	$(600,000)	$-

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2026 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of March 31, 2026, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 24 properties.

Management’s Liquidity Plans and Going Concern

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

For the three months ended March 31, 2026, the Company generated positive operating cash flows of $451,161 and had cash on hand of $323,968 as of March 31, 2026. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans, optimizing portfolio assets, and potentially divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. Management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued. Management continues to address short-term liquidity concerns with refinancing and disposition opportunities.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2026 and subsequently amended by Form 10-K/A on April 3, 2026 and April 20, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

	As of March 31,	As of December 31,
	2026	2025
Cash and cash equivalents	$289,468	$6,164,316
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$323,968	$6,198,816

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $158,367 and $327,346 of prepaid rent as of March 31, 2026 and December 31, 2025, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during the three months ended March 31, 2026 or 2025.

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

The Company classifies real estate assets as held for sale when all of the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated; the sale of the asset is probable within twelve months of the classification date; the asset is being actively marketed at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon classification as held for sale, the Company ceases depreciation and amortization on the asset as of the classification date. Real estate assets held for sale are measured at the lower of their carrying amount or estimated fair value less costs to sell. Any excess of carrying amount over estimated fair value less costs to sell is recognized as an impairment loss in the period in which the held for sale criteria are met. Subsequent increases in fair value less costs to sell are recognized as a gain, but not in excess of the cumulative impairment loss previously recognized. Real estate assets held for sale are presented separately on the Company's consolidated balance sheet.

Depreciation Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 15 and 50 years, and site improvements, which are generally 5 to 10 years. Tenant improvements are amortized over the lease terms of the tenants, which is generally between 2 and 10 years, with four tenant improvements amortized over 27 years.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. There were no impairments in the Company's investments in real estate during the three months ended March 31, 2026 and 2025.

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

Income Taxes

The Company elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no taxable income was generated during the three months ended March 31, 2026 and 2025.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of March 31, 2026 or 2025. At March 31, 2026, the Company's tax returns for the years 2023 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, "Earnings Per Share," basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the three months ended March 31, 2026 and 2025, all potentially dilutive securities were excluded because the effect was anti-dilutive.

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

Note 3 - Real Estate Assets

Depreciation and amortization expense related to real estate assets was $842,669 and $928,578 for the three months ended March 31, 2026 and 2025, respectively.

Deconsolidation of GIPDC 3707 14th St. LLC: 7-Eleven, Washington, D.C.

On March 3, 2026, the Company transferred one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC (the "DC Entity"), the entity owning the net lease retail property located at 3707-3711 14th Street NW, Washington, D.C. (the "DC Property"), to Brown Family Enterprises, LLC ("Brown"), a related party, pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement (the "Assignment Agreement"). The transfer was made in full satisfaction and discharge of the Company's outstanding obligations under that certain Retained Balance Promissory Note in the principal amount of $600,000 held by Brown. See Note 9 - Debt for additional information.

As a result of the transfer, the Company lost control of the DC Entity and deconsolidated it from the Company's consolidated financial statements effective March 3, 2026 in accordance with ASC 810, Consolidation. Assets and liabilities removed from the Company's consolidated balance sheet in connection with the deconsolidation are disclosed in the non-cash investing and financing activities section of the Company's consolidated statement of cash flows for the three months ended March 31, 2026.

The Company recognized a loss on transfer of LLC interests of $185,069 in satisfaction of debt in the Company's consolidated statements of operations for the three months ended March 31, 2026.

As additional consideration for the Assignment, the Company retained a contingent right to receive fifty percent (50%) of net sale proceeds from any future sale of the DC Property in excess of a $600,000 return of capital threshold to Brown (the "Participation Right"). The Participation Right has not been assigned a value as of March 31, 2026 given the uncertainty of the timing and amount of any future sale proceeds. The Company will recognize income from the Participation Right, if any, when a sale of the DC Property occurs and the amount is determinable.

The Company continues to serve as the exclusive property manager of the DC Property pursuant to the Assignment Agreement. Pursuant to this arrangement, the Company is entitled to property management fees.

Real Estate Assets Held for Sale — 2383 Lake Harbin Road, Morrow, Georgia (Dollar Tree)

The Company's accounting policy for real estate assets held for sale is described in Note 2 - Summary of Significant Accounting Policies.

On March 23, 2026, the Company entered into an agreement, as amended on April 2, 2026, to sell its Dollar Tree-occupied net lease retail property located in Morrow, Georgia (the "Morrow Property") for a gross purchase price of $1,458,000. Upon execution of the agreement, the Company determined that all held for sale criteria were met and reclassified the Morrow Property as held for sale effective March 23, 2026. Depreciation and amortization on the Morrow Property ceased as of March 23, 2026.

As of March 31, 2026, the Morrow Property is presented as real estate assets held for sale on the Company's consolidated balance sheet at its net carrying value of $1,083,054. No impairment loss was recognized as the estimated fair value less costs to sell exceeded the carrying amount as of March 31, 2026.

Note 4 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2026	2025
In-place leases	$8,291,754	$8,518,021
Accumulated amortization	(3,839,549)	(3,774,057)
In-place leases, net	$4,452,205	$4,743,964

The amortization for in-place leases for the three months ended March 31, 2026 and 2025 was $291,759 and $364,184, respectively. The future amortization for in-place leases, net for subsequent years ending March 31, is listed below:

As of March 31,
2026
2026 (9 months remaining)	823,852
2027	933,927
2028	745,976
2029	568,815
2030	190,209
Thereafter	1,189,427
$4,452,205

Above-market leases, net is comprised of the following:

	As of March 31,	As of December 31,
	2026	2025
Above-market leases	$926,381	$926,381
Accumulated amortization	(500,998)	(454,037)
Above-market leases, net	$425,383	$472,344

The amortization for above-market leases for the three months ended March 31, 2026 and 2025 was $46,961 and $101,771, respectively. The future amortization for above-market leases, net for subsequent years ending March 31, is listed below:

As of March 31,
2026
2026 (9 months remaining)	132,114
2027	161,539
2028	104,334
2029	19,666
2030	7,730
Thereafter	-
$425,383

Note 5 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of March 31,	As of December 31,
	2026	2025
Acquired lessor lease intangible liabilities	$1,877,150	$2,011,964
Accumulated accretion to rental income	(566,285)	(656,347)
Acquired lessor lease intangible liabilities, net	$1,310,865	$1,355,617

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(2,969)	(2,786)
Acquired lessee lease intangible liabilities, net	$42,238	$42,421

The amortization for acquired lessor lease intangible liabilities for the three months ended March 31, 2026 and 2025 was $44,752 and $41,626 respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending March 31 is listed below:

As of March 31,
2026
2026 (9 months remaining)	$122,976
2027	158,548
2028	158,105
2029	105,688
2030	46,608
Thereafter	718,940
$1,310,865

The amortization for acquired lessee lease intangible liabilities for both the three months ended March 31, 2026 and 2025 was $183 and $183, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending March 31 is listed below:

As of March 31,
2026
2026 (9 months remaining)	$549
2027	731
2028	731
2029	731
2030	731
Thereafter	38,765
$42,238

Note 6 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis. The Company’s leases also provide for reimbursement of recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index-based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the three months ended March 31, 2026 and 2025:

	2026	2025
Rental income
Fixed and in-substance fixed lease income	1,894,261	2,192,055
Variable lease income	299,432	197,879
Other related lease income, net:
Amortization of above- and below-market leases, net	(2,209)	(60,145)
Straight line rent, net	(17,748)	41,508
Total Rental income	2,173,736	2,371,297

For the three months ended March 31, 2026 and 2025, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2026	2025
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	19%	14%
Dollar General - multiple locations	15%	12%
Pre-K - San Antonio, TX	12%	10%
Kohl's - Tucson, AZ	12%	N/A
PRA Holdings, Inc. - Norfolk, VA	11%	N/A

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of March 31:

As of March 31,
2026
2026 (9 months remaining)	$5,531,655
2027	6,778,479
2028	5,553,073
2029	4,360,889
2030	2,484,878
Thereafter	19,259,919
$43,968,893

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense was approximately $93,762 and $93,762 for the three months ended March 31, 2026 and 2025, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $61,278 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of March 31, 2026 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of March 31, 2026.

As of March 31,
2026
2026 (9 months remaining)	183,833
2027	245,111
2028	245,111
2029	257,839
2030	258,996
Thereafter	21,058,699
Total undiscounted liability	$22,249,589
Present value discount	(15,720,432)
Lease liability	$6,529,157
Discount rate	4.58%
Term Remaining	58 years

Note 7 – Non-Controlling Interests

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

On July 24, 2024, pursuant to the Fifth Amendment to the Amended and Restated Limited Partnership Agreement, the 155,185 GIP LP Units held by LMB Owenton I LLC were exchanged for 155,185 Series B-1 Redeemable Preferred Units of the Operating Partnership. The Series B-1 Preferred Units carry a quarterly distribution of $0.117 per unit and, beginning on July 24, 2026, entitle the holder to require the Operating Partnership to redeem all or a portion of such units for either (i) a cash amount of $7.15 per unit plus accrued and unpaid distributions, or (ii) an equivalent number of REIT shares on a 1:1 basis plus accrued and unpaid distributions. The Company has determined this equity should continue to be classified as temporary equity at redemption value of $1,109,570 as of March 31, 2026.

Norfolk, VA Partnership

In connection with the redemption of this obligation in 2023, the Company accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement. The liability is included in Accrued Expense - Related Party on the balance sheet as of March 31, 2026.

JCWC Funding, LLC

Series A Redeemable Preferred Units. On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement pursuant to which the Operating Partnership issued and sold to the investor 500,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of two million five hundred thousand dollars ($2,500,000) in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure. Because of the redemption right, the non-controlling interest is presented as temporary equity.

On April 16, 2026, the Operating Partnership entered into an amendment to modify the redemption terms and update the protective provisions. Pursuant to the amendment, beginning on June 27, 2026, the redemption price will equal $5.00 plus $0.075 multiplied by the number of full years elapsed since the original issuance date of June 27, 2024 (the "Applicable Redemption Price"), plus any accrued but unpaid distributions. The Operating Partnership may, with the prior written consent of JCWC, satisfy the redemption price through the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03, plus any accrued but unpaid distributions. If the Operating Partnership fails to declare and pay distributions on the Series A Preferred Units for a period of three consecutive months, JCWC may exercise its redemption right within the thirty-day period following such failure at the then-applicable Applicable Redemption Price, without regard to the 180-day notice requirement.

Following expiration of the initial term on June 27, 2026, the Series A Preferred Unit designation will automatically extend for up to three successive one-year extension periods ending no later than June 27, 2029, unless JCWC has timely delivered a notice of redemption no later than 180 days prior to the expiration of the then-current term or extension period. Prior to June 27, 2029, the Operating Partnership may not issue any Senior Preferred Units without the written consent or affirmative vote of the requisite holders of the Series A Preferred Units.

GIPIA 1220 S. Duff Avenue, LLC - Ames, Iowa (Best Buy). In connection with the acquisition of a 30,465 square-foot, single-tenant net lease retail property located in Ames, Iowa (the "Ames Property") that is 100% leased to Best Buy Stores, L.P., the Company issued $3,080,000 of preferred equity investment to JCWC (the "Class A Preferred Units"). Under the terms of the Class A Preferred Units as originally issued, JCWC's distribution preference consisted of an 8.0% annual cumulative preferred return comprised of a 6.5% per annum current cash component payable monthly and a 1.5% per annum accrued component. The initial term of the operating agreement was to expire on August 23, 2026.

On April 13, 2026, the Operating Partnership entered into an agreement which modified the economic terms of JCWC's Class A Preferred Units by eliminating the 1.5% per annum accrued component and providing for a simplified preferred return of 6.5% per annum, payable monthly in cash. The agreement also provides for up to three automatic one-year extension periods following the expiration of the initial two-year term on August 23, 2026, with escalating IRR hurdles of 9.5%, 11.0%, and 12.5% applicable to each respective extension period.

Lloyd M. Bernstein

On February 6, 2025, the Operating Partnership entered into a Contribution and Subscription Agreement with LMB Lewiston, LLC, LMB Ft. Kent, LLC, and LMB Auburn Hills I, LLC (collectively, the "Contributed Entities") and their members. Pursuant to the agreement, the members of the Contributed Entities contributed 100% of their membership interests to the Operating Partnership in exchange for 698,465 newly issued Series B-2 Preferred Units at a price of $6.00 per unit, valued in aggregate at approximately $4.2 million. The Contributed Entities collectively own three single-tenant net lease retail properties leased to Zaxby's (Sanford, FL), Dollar General (Cleveland, TN), and Tractor Supply Co. (Kernersville, NC), with a combined gross asset value of $11.2 million. In connection with the contribution, the Operating Partnership assumed outstanding debt totaling approximately $7.0 million secured by the properties. The Preferred Units issued in the transaction carry a cumulative annual distribution of $0.33 per unit, payable monthly in arrears. Beginning on the second anniversary of closing, the holders may elect to redeem their units for a "Redemption Amount" as defined in the Amended and Restated Agreement of Limited Partnership. Because of the redemption right, the non-controlling interest is presented as temporary equity.

Preferred Equity Partners

Brown Family Trust and Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2026.

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

As of March 31, 2026, the Company had repaid all accrued interest and reduced principal redemption by $2,010,083, leaving an outstanding redemption value of $13,067,449.

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

Following these transactions as of March 31, 2026, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three months ended March 31, 2026 and 2025:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2024	$3,000,000	$1,109,570	$5,580,000	$-	$16,974,975	$26,664,545	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(52,500)	(24,209)	(90,675)	(33,934)	(204,331)	(405,648)	-
Net income (loss) for the quarter	52,500	24,209	90,675	33,934	733,081	934,399	-
Balance, March 31, 2025	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$17,503,725	$31,402,450	$392,861

Balance, December 31, 2025	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$18,289,140	$32,187,864	$392,861
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(90,675)	$(57,623)	$(5,867,724)	(6,086,679)	-
Net income (loss) for the quarter	52,500	18,157	90,675	57,623	646,033	864,988	-
Balance, March 31, 2026	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$13,067,449	$26,966,173	$392,861

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

The Company has 723,927 and 819,360 warrants outstanding and exercisable as of March 31, 2026 and 2025, respectively, as summarized below.

As of March 31,
Issue Date	2026
April 25, 2019 at an exercise price of $20.00	50,000
November 13, 2020 at an exercise price of $20.00	50,000
September 8, 2021 at an exercise price of $10.00	309,077
September 8, 2021 at an exercise price of $12.50	135,000
September 30, 2021 at an exercise price of $10.00	165,000
September 30, 2021 at an exercise price of $12.50	14,850
723,927

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2025	769,460	$9.97	2.8
Exercised	(45,533)	10.00
As of March 31, 2026	723,927	$9.97	2.8

Warrants exercisable	723,927	$9.97	2.8

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	819,360	$11.61	2.5
Exercised	-	-
As of March 31, 2025	819,360	$11.61	2.5

Warrants exercisable	819,360	$11.61	2.5

There was no intrinsic value for the warrants as of March 31, 2026 or 2025.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of March 31, 2026 and 2025, 220,162 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

In March 2024, the board approved grants of restricted stock to directors effective June 15, 2024, allowing an elective deferral of up to three years. All board members elected to defer restricted stock and dividend equivalents for the full three year period.

The following is a summary of restricted shares for the three months ended March 31, 2026 and 2025:

	2026	2025
Number of Shares Outstanding at beginning of period	187,322	61,322
Restricted Shares Issued	1,650	-
Restricted Shares Vested	(21,712)	-
Number of Shares Outstanding at end of period	167,260	61,322

The Company recorded stock based compensation expense of $165,000 and $94,935 during the three months ended March 31, 2026 and 2025, respectively.

Cash Distributions

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

Note 9 – Debt

Mortgage Loans

The Company had the following mortgage loans outstanding as of March 31, 2026 and December 31, 2025, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 03/31/2026	Balance at 12/31/2025	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		6/13/2030	$-	$1,100,000.00	1.50
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,875,214	6,926,665	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,259,789	4,291,659	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(a)	8/10/2028	1,213,707	1,222,259	1.20
General Services Administration-FBI	Manteo, NC	928,728	(b)	3.85%	(c)	3/31/2032	854,326	866,868	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(c)	3/31/2032	1,946,715	1,960,814	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(b)	3.85%	(c)	3/31/2032	1,588,688	1,612,010	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(b)	3.85%	(c)	3/31/2032	1,193,980	1,211,508	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(b)	3.85%	(c)	3/31/2032	3,646,955	3,700,494	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(d)	7.47%	(a)	8/10/2028	6,197,220	6,223,604	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(d)	7.47%	(a)	8/10/2028	2,335,017	2,344,958	1.50
Dollar General	Big Spring, TX	635,000	(d)	7.47%	(a)	8/10/2028	610,682	613,282	1.50
Dollar General	Castalia, OH	556,000	(d)	7.47%	(a)	8/10/2028	534,707	536,984	1.50
Dollar General	East Wilton, ME	726,000	(d)	7.47%	(a)	8/10/2028	698,197	701,170	1.50
Dollar General	Lakeside, OH	567,000	(d)	7.47%	(a)	8/10/2028	545,286	547,608	1.50
Dollar General	Litchfield, ME	624,000	(d)	7.47%	(a)	8/10/2028	600,103	602,658	1.50
Dollar General	Mount Gilead, OH	533,000	(d)	7.47%	(a)	8/10/2028	512,588	514,770	1.50
Dollar General	Thompsontown, PA	556,000	(d)	7.47%	(a)	8/10/2028	534,707	536,984	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(d)	7.47%	(a)	8/10/2028	622,222	624,871	1.50
General Services Administration	Vacaville, CA	1,293,000	(d)	7.47%	(a)	8/10/2028	1,243,483	1,248,777	1.50
Walgreens	Santa Maria, CA	3,041,000	(d)	7.47%	(a)	8/10/2028	2,924,542	2,936,993	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(a)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%	(e)	5/14/2026	2,473,792	2,482,944	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%	(e)	5/14/2026	1,216,935	1,224,544	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,163,438	3,184,170	1.20
		$53,881,041					$48,287,293	$49,711,594
						Less Debt Discount, net	(662,957)	(701,489)
						Less Debt Issuance Costs, net	(286,688)	(319,329)
							$47,337,648	$48,690,776

(a) Fixed via interest rate swap

(b) One loan in the amount of $7.92 million secured by four properties and allocated to each property based on each property's appraised value.

(c) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(d) One loan in the amount of $18.05 million secured by twelve properties and allocated to each property at the date of acquisition based on each property's appraised value.

(e) Refinanced on May 1, 2026 extending the maturity date to May 1, 2031 with interest accruing at a fixed rate of 5.70%.

The Company amortized debt issuance costs and debt discount during the three months ended March 31, 2026 and 2025 to interest expense of approximately $10,655 and $38,531 and $42,533 and $10,965, respectively. The Company did not incur any debt issuance costs during the three months ended March 31, 2026 and 2025.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by four properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2026, the Company was in compliance with all covenants.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $1.2 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.3 million. During the three ended March 31, 2026 and 2025, the Company incurred a guaranty fee expense to the Company's CEO of $61,864 and $97,692, respectively, recorded to interest expense. As of March 31, 2026 the Company recorded $557,501 for guaranty fees payable which is included in accrued expenses.

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

As previously discussed in Note 3, on March 3, 2026, the Company transferred one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC to Brown Family Enterprises, LLC, a related party, which includes the Valley National Bank mortgage loan in the principal amount of $1,100,000 secured by the property located in Washington, D.C., Accordingly, this debt is no longer reflected on the Company's consolidated balance sheet.

Minimum required principal payments on the Company’s debt for subsequent years ending March 31 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026 (9 months remaining)	$4,633,259	$6,721,429	$11,354,688
2027	1,352,435	-	1,352,435
2028	18,996,970	-	18,996,970
2029	13,198,366	-	13,198,366
2030	667,653	-	667,653
Thereafter	9,438,610	-	9,438,610
	$48,287,293	$6,721,429	$55,008,722

Other loans payable

Brown Family Enterprises - 2022 & 2023 Loans

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

Brown Family Enterprises - 2025 Loan

On April 25, 2025, the Company entered into a secured promissory note with Brown Family Enterprises, LLC, a related party, in the original principal amount of $1,000,000, bearing simple interest at an initial rate of 16% per annum for the first ninety days, after which the interest rate reverted to 9% per annum. The maturity date was subsequently extended to December 15, 2025 pursuant to a First Amendment entered into on October 27, 2025, which also provided for a $20,000 extension fee, and further extended to January 30, 2026 pursuant to a Second Amendment entered into on December 15, 2025, which provided for an additional extension fee of $42,000. The Company also received additional advances of $20,000 in October 2025 and $42,000 in December 2025. As of January 31, 2026, the total outstanding balance under the note, including principal, capitalized interest, and accrued but unpaid interest, was $1,151,437.

On February 10, 2026, Brown Family Enterprises, LLC sold and assigned the note to Silverback Capital Corporation, an unrelated third party, at which time the total outstanding balance was $1,151,437. Concurrent with the assignment, the Company issued to Brown Family Enterprises, LLC a Retained Balance Promissory Note dated March 3, 2026 in the principal amount of $600,000 (the "Retained Balance Note"), bearing interest at 0% per annum, representing the remaining balance of the original note not assigned to Silverback Capital Corporation.

On March 3, 2026, the Retained Balance Note was satisfied in full through the transfer of one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC to Brown Family Enterprises, LLC pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement. As a result, the Company recognized a gain on extinguishment of debt of $600,000 during the three months ended March 31, 2026, which is included in loss on transfer of LLC interests in satisfaction of debt in the Company's consolidated statements of operations.

Silverback Capital Corporation - Convertible Note

On February 10, 2026, the Company entered into an Amended and Restated Convertible Note (the "First Amended Note") in the principal amount of $551,437 with Silverback Capital Corporation (the "Noteholder"). The First Amended Note amends and restates that certain Secured Promissory Note, dated April 25, 2025, in the original principal amount of $1,000,000 originally issued to Brown Family Enterprises LLC in exchange for a loan to the Company. The Original Note was sold and assigned to the Noteholder on February 10, 2026 and amended by the Company and the Noteholder on such date. The First Amended Note amended and restated the Original Note by changing the maturity date to February 10, 2027 and changing the interest rate to 9% per annum simple interest. The First Amended Note was convertible into shares of Company common stock ("Conversion Shares"), subject to customary beneficial ownership limitations, at a conversion price of 80% of the "Market Price" (as defined in the First Amended Note) of the Company's common stock at the time of conversion.

On February 24, 2026, the First Amended Note was further amended and restated by a second Amended and Restated Convertible Note (the "Second Amended Note"), which amended the First Amended Note by (i) changing the maturity date to February 24, 2027, (ii) providing that the conversion price shall not be less than a floor of $0.10 per share, and (iii) providing that the Second Amended Note may not be converted into a number of shares of Company common stock that exceeds 19.9% of the outstanding shares of Company common stock on the date of the Second Amended Note unless the Company obtains stockholder approval in accordance with the applicable rules of the Nasdaq Stock Market.

The Company has determined that the Second Amended Note will be settled entirely through the issuance of up to 2,400,000 shares of common stock, which have been reserved for conversion and are considered issued but not yet outstanding until delivered to the Noteholder. Accordingly, upon issuance of the Second Amended Note, the Company recorded the full principal amount of $551,437 as an increase to stockholders' equity, consisting of $4,969 to common stock at par value of $0.01 per share based on the 496,930 shares delivered during the three months ended March 31, 2026, and $546,468 to additional paid-in capital. The remaining 1,903,070 shares reserved for future delivery are considered issued but not outstanding as of March 31, 2026, with the corresponding par value of $19,031 included in additional paid-in capital until such shares are delivered. No liability has been recorded on the Company's consolidated balance sheet in connection with the Second Amended Note. As the Second Amended Note is classified as an equity instrument, no interest expense has been recognized in connection with the Second Amended Note during the three months ended March 31, 2026.

2025 Broker Loans

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction for $332,000 with Chase Commercial Realty, Inc. d/b/a NAI Chase for broker’s fees payable by the Company to Chase in connection with the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 7.5% per annum, will be due on December 31, 2025. The loan may be repaid without penalty at any time. The loan has not been further amended or extended as of the date of these financial statements. As of March 31, 2026, the loan remained unpaid and the aggregate outstanding principal balance of $332,000, together with accrued and unpaid interest, remains payable.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a loan for $103,500 that is evidenced by a promissory note issued to SRS Real Estate Partners, LLC ("SRS") for broker’s fees payable by the Company to SRS in connection with the sale of the Company’s Starbucks-occupied retail building located in Tampa, Florida. The note provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 0% per annum, will be due on December 31, 2025. The note may be repaid without penalty at any time. The loan has not been further amended or extended as of the date of these financial statements. As of March 31, 2026, the note remained unpaid and the outstanding principal balance of $103,500 remains payable.

Both amounts are included in Other loans payable on the consolidated balance sheet as of March 31, 2026.

Executive Loan

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previous due on August 31, 2025, has been extended to December 31, 2025. As of March 31, 2026, the loan remained unpaid and the aggregate outstanding principal balance of $610,000, together with accrued and unpaid interest of $29,784, remains payable. The loan has not been further amended or extended as of the date of these financial statements.

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

Note 10 – Related Party Transactions

David Sobelman - Chief Executive Officer

Guaranty Fees. During the three months ended March 31, 2026, the Company incurred guaranty fee expense of $61,864 payable to the Company's Chief Executive Officer, recorded to interest expense. As of March 31, 2026, $557,501 of guaranty fees remained payable, included in accrued expenses - related party on the consolidated balance sheet.

QCCR Investments, LLC - Board of Director Affiliate

On February 12, 2026, GIPVA 2510 Walmer Ave., LLC, an indirect subsidiary of the Company, entered into a $125,000 promissory note with QCCR Investments, LLC, an affiliate of a member of the Company's board of directors, bearing interest at 12% per annum and including a 3% origination fee. The note matures nine months from issuance or earlier upon the sale of the underlying real estate asset located at 2510 Walmer Ave., Norfolk, Virginia. As of March 31, 2026, the outstanding principal balance of $125,000 remains payable.

Note 11 – Derivative Financial Instruments and Fair Value Measurements

On August 10, 2023, as previously disclosed, the Company entered into a variable loan agreement for $21.0 million and corresponding swap agreement with the same notional amount to finance the acquisition of the Modiv Portfolio. The outstanding principal amount of the loan bears interest at an annual rate for each 30-day interest period equal to the compounded average of the secured overnight financing rate published by Federal Reserve Bank of New York for the thirty-day period prior to the last day of each 30-day interest rate for the applicable interest rate period plus 3.25%, with interest payable monthly after each 30-day interest period. On the same date, the Company entered into corresponding swap agreement, fixing the interest rate at 7.47% per annum through the contract's termination in August 2028.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in gain (loss) on derivative valuation, net for $155,851 and ($293,499) for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company recognized a derivative liability of $279,578 and derivative asset of $70,876, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$289,468	$289,468	$6,164,316	$6,164,316
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	70,876	70,876	70,970	70,970

Financial liabilities:
Interest rate swaps	279,578	279,578	435,523	435,523

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following event requiring disclosure.

Amendment to GIPIA 1220 S. Duff Avenue, LLC Operating Agreement - Best Buy, Ames, Iowa

On April 13, 2026, the Operating Partnership entered into a Second Amended and Restated Limited Liability Company Agreement of the Iowa SPE modifying the economic terms of JCWC's Class A Preferred Units and introducing extension period mechanics through August 23, 2029. See Note 7 - Non-Controlling Interests for additional information.

Seventh Amendment to Operating Partnership Agreement — Series A Redeemable Preferred Units

On April 16, 2026, the Operating Partnership entered into the Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, which amended and restated the designation of the Series A Redeemable Preferred Units held by JCWC, modifying the redemption terms, introducing extension period mechanics through June 27, 2029, and updating the protective provisions applicable to the Series A Redeemable Preferred Units. See Note 7 - Non-Controlling Interests for additional information.

Sale of Morrow, Georgia Property - Dollar Tree

On April 17, 2026, GIPGA 2383 Lake Harbin Road, LLC, an indirect wholly owned subsidiary of the Company, completed the sale of its Dollar Tree-occupied net lease retail property located at 2383 Lake Harbin Road, Morrow, Georgia (the "Morrow Property") to Vanguard Asset Holdings, LLC, Series 102, pursuant to a Purchase and Sale Agreement entered into effective as of March 23, 2026, as amended on April 2, 2026. The Morrow Property was sold for a gross purchase price of $1,458,000, resulting in net proceeds to the Company of $639,152 after payment of closing costs, commissions, and other settlement charges.

In connection with the sale, the Company repaid $667,000 to Valley National Bank at closing, representing the full payoff of the mortgage loan secured by the Morrow Property. The Company intends to apply the net proceeds of $639,152 toward a partial redemption of the LC2 Preferred Interest.

Refinancing - Zaxby's, Sanford, Florida and Dollar General, Cleveland, Tennessee

On May 1, 2026, LMB Auburn Hills I, LLC and LMB Lewiston, LLC, indirect wholly owned subsidiaries of the Company, entered into a commercial term loan with Hancock Whitney Bank in the aggregate principal amount of $3,800,000 (the "Hancock Whitney Loan"). The Hancock Whitney Loan bears interest at a fixed rate of 5.70% per annum and matures on May 1, 2031. Principal and interest payments of $23,986 per month commence on June 1, 2026, based on a 25-year amortization schedule, with a balloon payment due at maturity. The Hancock Whitney Loan is secured by a mortgage on the Company's Zaxby's-occupied net lease retail property located at 3815 South Orlando Drive, Sanford, Florida and a deed of trust on the Company's Dollar General-occupied net lease retail property located at 5780 East Waterlevel Highway, Cleveland, Tennessee.

In connection with the closing of the Hancock Whitney Loan, the Company repaid in full the outstanding balances of the

Valley National Bank mortgage loans secured by the Sanford, Florida and Cleveland, Tennessee properties, which totaled $3,696,738 in the aggregate. The net proceeds after payoff of the existing Valley National Bank loans and payment of closing costs were applied to general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for distribution, cash flows, liquidity and prospects include, but are not limited to, the risk factors listed from time to time in our reports with the Securities and Exchange Commission, including, in particular, those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We elected to be taxed as a REIT for federal income tax purposes. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of March 31, 2026 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

Our Investments

The following are characteristics of our properties as of March 31, 2026:

•
Creditworthy Tenants. Approximately 60% of our portfolio’s annualized base rent ("ABR") as of March 31, 2026 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and Kohl’s Corporation, PRA Holdings, and City of San Antonio contributed approximately 69% of our portfolio’s annualized base rent.
•
Percentage Leased. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of March 31, 2026) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.03.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of March 31, 2026:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	Y	2.5	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.	N/A	N/A	8.1	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	1.4	1 x 5	Yes	823,909	23.64
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	2.3	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	2.9	1 x 5	Yes	100,682	13.35
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	1.6	4 x 5	Yes	366,600	23.98
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	Y	7.6	2 x 5	Yes	242,912	22.19
Retail	Tampa, FL	2,642	Starbucks Corporation	BBB+	Y	0.9	2 x 5	Yes	148,216	56.10
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	3.8	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	3.3	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	2.3	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	4.3	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	9.2	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	4.3	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	9.2	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	92,960	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	4.3	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	4.6	3 x 5	Yes	85,998	9.45
Retail	Morrow, GA	10,906	Dollar Tree Stores, Inc.	BBB	Y	4.3	2 x 5	Yes	109,060	10.00
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	0.4	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	Not Rated	N	6.0	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	4.0	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	13.7	4 x 5	Yes	243,800	59.35
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	10.1	5 x 5	Yes	119,727	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	9.3	4 x 5	Yes	318,150	16.66
Tenants - All Properties		467,995							$7,504,001	$16.03
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of March 31, 2026. Our leases do not include tenant concessions or abatements, except for Dollar Tree in Morrow, Georgia which had 2-months free rent in Q3 2025.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.

Distributions

From inception through March 31, 2026, we have distributed $5,031,548 to common stockholders.

Recent Developments

Nasdaq Listing

As previously reported, on August 20, 2025, the Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market

LLC (“Nasdaq”) notified the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. The Company thereafter requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to address the deficiency, which was held on March 24, 2026. By decision dated April 17, 2026, the Panel granted the Company an extension through August 4, 2026, to evidence compliance with the Equity Requirement, which the Panel indicated, constitutes the full extent of the Panel’s discretion in this matter. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements by August 4, 2026.

Brown Family Enterprises — Note Restructuring and LLC Interest Transfer

On April 25, 2025, the Company, through its Operating Partnership, entered into a Secured Promissory Note with Brown Family Enterprises, LLC ("Brown"), a related party, in the original principal amount of $1,000,000. The note bore simple interest at an initial rate of 16% per annum for the first ninety days, reverting to 9% per annum thereafter. The maturity date was subsequently extended to December 15, 2025 pursuant to a First Amendment entered into on October 27, 2025, and further extended to January 30, 2026 pursuant to a Second Amendment entered into on December 15, 2025. As of January 31, 2026, the total outstanding balance under the note, including principal, capitalized interest, and accrued but unpaid interest, was $1,151,437.

On February 10, 2026, Brown sold and assigned the note to Silverback Capital Corporation ("Silverback"), an unrelated third party. Concurrent with the assignment, the Company entered into an Amended and Restated Convertible Note with Silverback in the principal amount of $551,437, and issued to Brown a Retained Balance Promissory Note in the principal amount of $600,000, bearing interest at 0% per annum. On March 3, 2026, the Retained Balance Note was satisfied in full through the transfer of one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC to Brown pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement. As a result of the transfer, the Company recognized a loss on transfer of LLC interests in satisfaction of debt of $185,069 during the three months ended March 31, 2026. The Company retained a contingent right to receive fifty percent (50%) of net sale proceeds from any future sale of the DC property in excess of a $600,000 return of capital threshold to Brown and continues to serve as exclusive property manager of the DC property. See Note 3 - Real Estate Assets and Note 9 - Debt for additional information.

Silverback Capital Corporation — Convertible Note

On February 10, 2026, the Company entered into an Amended and Restated Convertible Note with Silverback Capital Corporation (the "Noteholder") in the principal amount of $551,437, bearing interest at 9% per annum and maturing February 24, 2027. The note is convertible into shares of the Company's common stock at a conversion price equal to 80% of the average of the three lowest trading prices of the Company's common stock during the ten trading days preceding conversion, subject to a floor price of $0.10 per share and a 19.99% exchange cap on total shares issuable without stockholder approval. The Company has determined that the note will be settled entirely through the issuance of up to 2,400,000 shares of common stock reserved for conversion. Accordingly, upon issuance, the Company recorded the full principal amount of $551,437 as an increase to stockholders' equity, consisting of $24,000 to common stock at par value of $0.01 per share and $527,437 to additional paid-in capital. No liability has been recorded on the Company's consolidated balance sheet in connection with the note. During the three months ended March 31, 2026, 496,930 shares were delivered to the Noteholder. As of March 31, 2026, the outstanding balance of the convertible note was approximately $401,482 and 1,903,070 shares remain reserved for future delivery under the note. See Note 9 - Debt for additional information.

Valley National Bank — 7-Eleven, Washington, D.C.

On June 13, 2025, GIPDC 3707 14th St. LLC, an indirect subsidiary of the Company, entered into a mortgage loan with Valley National Bank in the original principal amount of $1,100,000, secured by the Company's 7-Eleven net lease retail property located at 3707-3711 14th Street NW, Washington, D.C., bearing interest at a fixed rate of 6.50% per annum. During November 2025, the Company received the $350,000 disbursement of renewal funds following satisfaction of the required lease renewal conditions. As a result of the transfer of GIPDC 3707 14th St. LLC to Brown Family Enterprises, LLC on March 3, 2026, the $1,100,000 Valley National Bank mortgage loan was assumed by the transferee as an obligation of the entity and removed from the Company's consolidated balance sheet. See Note 3 — Real Estate Assets for additional information.

Seventh Amendment to Operating Partnership Agreement - Series A Redeemable Preferred Units

On April 16, 2026, the Operating Partnership entered into the Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, which amended and restated the designation of the Series A

Redeemable Preferred Units held by JCWC Funding, LLC. The Seventh Amendment modifies the redemption terms, introduces extension period mechanics through June 27, 2029, and updates the protective provisions applicable to the Series A Redeemable Preferred Units. Beginning June 27, 2026, the redemption price will equal $5.00 plus $0.075 per unit multiplied by the number of full years elapsed since the original issuance date of June 27, 2024.

Amendment to GIPIA 1220 S. Duff Avenue, LLC Operating Agreement - Best Buy, Ames, Iowa

On April 13, 2026, the Operating Partnership entered into a Second Amended and Restated Limited Liability Company Agreement of GIPIA 1220 S. Duff Avenue, LLC, modifying the economic terms of JCWC Funding LLC's preferred equity investment by eliminating the 1.5% per annum accrued component of the preferred return and providing for a simplified preferred return of 6.5% per annum, payable monthly in cash, and introducing extension period mechanics through August 23, 2029.

Sale of Morrow, Georgia Property - Dollar Tree

On April 17, 2026, the Company, completed the sale of its Dollar Tree-occupied net lease retail property located in Morrow, Georgia for a purchase price of $1,458,000, subject to customary prorations and adjustments, resulting in net proceeds to the Company of $639,152.

Results of Operations

Operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

Revenue

During the three months ended March 31, 2026, total revenue from operations was $2,184,204, as compared to $2,381,595 for the three months ended March 31, 2025. Revenue decreased by $197,391 during the three months ended March 31, 2026, respectively, compared with the three months ended March 31, 2025, driven by the disposition of two properties during the second quarter of 2025 and three properties during the fourth quarter of 2025.

During the three months ended March 31, 2026, we incurred total operating expenses of $3,420,896, as compared to $3,857,376 for the three months ended March 31, 2025. Operating expenses decreased overall by $436,480 as follows:

	Three months ended March 31,
	2026	2025	Change
General and administrative expense	$406,443	$505,378	$(98,935)
Building expenses	509,738	636,225	(126,487)
Depreciation and amortization	1,134,428	1,292,761	(158,333)
Interest expense, net	981,598	1,182,267	(200,669)
Compensation costs	388,689	240,745	147,944
Total expenses	$3,420,896	$3,857,376	$(436,480)

•
General, administrative and organizational costs decreased by $98,935 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to reduced professional fees and legal costs compared to the prior year period.
•
Building expenses decreased by $126,487 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the deconsolidation of the 7-Eleven DC property and the reduction in the portfolio from prior year property dispositions.
•
Depreciation and amortization decreased by $158,333 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the deconsolidation of the 7-Eleven DC property and the reduction in the portfolio from prior year property dispositions.
•
Interest expense, net decreased by $200,669 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to reduced outstanding mortgage balances from prior year property dispositions.
•
Compensation costs increased by $147,944 for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to restricted stock compensation recognized in the 1st quarter of 2026.

Net loss

During the three months ended March 31, 2026 and 2025, we generated a net loss of $1,266,147, and $1,797,460, respectively.

Net income attributable to non-controlling interests

During the three months ended March 31, 2026 and 2025, net income attributable to non-controlling interest was $864,988, and $934,399, respectively.

Net loss attributable to common shareholders

During the three months ended March 31, 2026 and 2025, we generated a net loss attributable to our shareholders of $2,131,135 and $2,731,859, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations, proceeds from property dispositions, and borrowings under credit facilities. As of March 31, 2026, we had total cash (unrestricted and restricted) of $323,968, properties with a gross cost basis of $93,074,787 and outstanding mortgage loans with a principal balance of $48,287,293.

As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued. Management's plans to address this uncertainty include refinancing and extending terms for preferred equity and loans, optimizing portfolio assets, and potentially divesting where property performance has not met management objectives or where market conditions provide favorable opportunities.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

CEO Guaranty Arrangements

Our President and CEO has personally guaranteed repayment of the $1.2 million loan secured by our Sherwin-Williams - Tampa, FL property and has provided a guaranty of the nonrecourse carveout liabilities and obligations for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans with an aggregate principal balance of approximately $11.1 million. During the three months ended March 31, 2026 and 2025, the Company incurred guaranty fee expense of $61,864 and $97,692, respectively, payable to our President and CEO, of which $557,501 remained payable as of March 31, 2026.

On May 29, 2025, the Company's President and CEO provided a $610,000 loan to the Company to fund closing costs in connection with two property dispositions, bearing interest at 5.75% per annum. The loan was extended to December 31, 2025 and remained unpaid as of March 31, 2026. The Company is working to resolve the outstanding balance.

On February 12, 2026, one of our subsidiaries entered into a loan transaction for $125,000 from QCCR Investments, LLC, an affiliate of Richard D. Russell, a director of the Company. All principal, together with accrued but unpaid interest at 12% per annum and an origination fee of 3% of the principal amount, is due on November 12, 2026, or earlier upon the sale of the Company's real estate asset located at 2510 Walmer Ave in Norfolk, Virginia. The loan is secured by 100% of the Company's equity interest in the subsidiary that holds the Walmer Ave property.

As of March 31, 2026, the Company has aggregate debt maturities of approximately $11,354,688 due within the next nine months, including the Brown Family Enterprises loans and mortgage loans secured by properties in Sanford, Florida and Cleveland, Tennessee maturing in May 2026. The Company is actively pursuing refinancing arrangements and other capital solutions to address these near-term obligations. There can be no assurance that the Company will be successful in refinancing these obligations on acceptable terms, or at all.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

As of March 31, 2026 and December 31, 2025, we had accounts payable, accrued expenses and insurance payable totaling $4,172,236 and $3,771,064, respectively.

Outstanding mortgage loans payable consisted of the following as of March 31, 2026 and December 31, 2025, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 03/31/2026	Balance at 12/31/2025	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		6/13/2030	$-	$1,100,000.00	1.50
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,875,214	6,926,665	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,259,789	4,291,659	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(a)	8/10/2028	1,213,707	1,222,259	1.20
General Services Administration-FBI	Manteo, NC	928,728	(b)	3.85%	(c)	3/31/2032	854,326	866,868	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(c)	3/31/2032	1,946,715	1,960,814	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(b)	3.85%	(c)	3/31/2032	1,588,688	1,612,010	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(b)	3.85%	(c)	3/31/2032	1,193,980	1,211,508	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(b)	3.85%	(c)	3/31/2032	3,646,955	3,700,494	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(d)	7.47%	(a)	8/10/2028	6,197,220	6,223,604	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(d)	7.47%	(a)	8/10/2028	2,335,017	2,344,958	1.50
Dollar General	Big Spring, TX	635,000	(d)	7.47%	(a)	8/10/2028	610,682	613,282	1.50
Dollar General	Castalia, OH	556,000	(d)	7.47%	(a)	8/10/2028	534,707	536,984	1.50
Dollar General	East Wilton, ME	726,000	(d)	7.47%	(a)	8/10/2028	698,197	701,170	1.50
Dollar General	Lakeside, OH	567,000	(d)	7.47%	(a)	8/10/2028	545,286	547,608	1.50
Dollar General	Litchfield, ME	624,000	(d)	7.47%	(a)	8/10/2028	600,103	602,658	1.50
Dollar General	Mount Gilead, OH	533,000	(d)	7.47%	(a)	8/10/2028	512,588	514,770	1.50
Dollar General	Thompsontown, PA	556,000	(d)	7.47%	(a)	8/10/2028	534,707	536,984	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(d)	7.47%	(a)	8/10/2028	622,222	624,871	1.50
General Services Administration	Vacaville, CA	1,293,000	(d)	7.47%	(a)	8/10/2028	1,243,483	1,248,777	1.50
Walgreens	Santa Maria, CA	3,041,000	(d)	7.47%	(a)	8/10/2028	2,924,542	2,936,993	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(a)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%	(e)	5/14/2026	2,473,792	2,482,944	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%	(e)	5/14/2026	1,216,935	1,224,544	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,163,438	3,184,170	1.20
		$53,881,041					$48,287,293	$49,711,594
						Less Debt Discount, net	(662,957)	(701,489)
						Less Debt Issuance Costs, net	(286,688)	(319,329)
							$47,337,648	$48,690,776

(a) Fixed via interest rate swap

(b) One loan in the amount of $7.92 million secured by four properties and allocated to each property based on each property's appraised value.

(c) Adjustment effective April 1, 2027 equal to 5-year Treasury plus 2.5% and subject to a floor of 3.85%

(d) One loan in the amount of $18.05 million secured by twelve properties and allocated to each property at the date of acquisition based on each property's appraised value.

(e) Refinanced on May 1, 2026 extending the maturity date to May 1, 2031 with interest accruing at a fixed rate of 5.70%.

We amortized debt issuance costs during the three months ended March 31, 2026 and 2025 to interest expense of $10,655 and $42,533, respectively. The Company did not pay any debt issuance costs during the three months ended March 31, 2026 and 2025.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by six properties and requiring a 1.50 DSCR, and another stand alone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of March 31, 2026, the Company was in compliance with all covenants.

Minimum required principal payments on our debt as of March 31, 2026 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026 (9 months remaining)	$4,633,259	$6,721,429	$11,354,688
2027	1,352,435	-	1,352,435
2028	18,996,970	-	18,996,970
2029	13,198,366	-	13,198,366
2030	667,653	-	667,653
Thereafter	9,438,610	-	9,438,610
	$48,287,293	$6,721,429	$55,008,722

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of March 31, 2026.

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

Cash from Operating Activities

Net cash provided by operating activities was $451,160 and $718,214 for the three months ended March 31, 2026 and 2025, respectively.

Cash from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 and 2025 was $7,491 and $0, respectively.

Cash from Financing Activities

Net cash used in financing activities was ($6,318,517) and ($700,596) for the three months ended March 31, 2026 and 2025, respectively.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended March 31,
	2026	2025

Net loss	$(1,266,147)	$(1,797,460)
Other expense	237	286
Loss (gain) on derivative valuation	(155,851)	293,499
Depreciation and amortization	1,134,428	1,292,762
(Gain) loss on held for sale asset valuation	-	-
Loss on transfer of LLC interests in satisfaction of debt	185,069	-
Funds From Operations	(102,264)	(210,913)
Amortization of debt issuance costs	10,655	42,533
Amortization of debt discount	38,531	-
Non-cash stock compensation	165,000	-
Adjustments to Funds From Operations	214,186	42,533
Core Funds From Operations	$111,922	$(168,380)

Net loss	$(1,266,147)	$(1,797,460)
Other expense	237	286
Loss (gain) on derivative valuation	(155,851)	293,499
Depreciation and amortization	1,134,428	1,292,762
Amortization of debt issuance costs	10,655	42,533
Amortization of debt discount	38,531	-
Above and below-market lease amortization, net	2,026	59,962
Straight line rent, net	(17,748)	41,507
Adjustments to net loss	1,012,278	1,730,549
Adjusted Funds From Operations	$(253,869)	$(66,911)

Dead deal expense	-	27,894
(Gain) loss on held for sale asset valuation	-	-
Loss on transfer of LLC interests in satisfaction of debt	185,069	-
Non-cash stock compensation	165,000	-
Adjustments to Adjusted Funds From Operations	350,069	27,894
Core Adjusted Funds From Operations	$96,200	$(39,017)

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

Management, with the participation of our CEO and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management, including our

CEO and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in internal control over financial reporting.

There were changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including the remediation of the previously identified material weakness.

•
Management has completed the remediation of the material weakness relating to (1) the correct Independent Registered Public Accounting Firm audit report was filed with the Form 10-K and (2) that the going concern disclosures in the consolidated financial statements fully complied with accounting principles generally accepted in the United States of America. This material weakness resulted in filing a Form 10-K with an incorrect audit report and incomplete disclosure regarding the Company’s ability to continue as a going concern. Specifically, during the quarter we adopted a procedure that requires the Vice President of Accounting and Finance to review and compare the final EDGAR proof to the final reviewed copy of the Company's 10-K or such other report to be filed with the SEC; and
•
Increased senior management's direction and review of the 10-K or such other report reporting process to ensure compliance with existing Company internal controls;

Based on these actions and the results of testing, management concluded that the material weakness has been remediated as of March 31, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

We can provide no assurance that we will be able to regain compliance with the continued listing standards of Nasdaq with respect to our common stock and warrants. If we fail to regain compliance, our securities could be delisted.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must maintain compliance with Nasdaq’s continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of Nasdaq.

Minimum Stockholders’ Equity Requirement

In August 2025, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”) and that we also did not meet any other alternative standard. On October 6, 2025, we submitted to the Staff a written plan to become compliant with the Equity Requirement and were given until February 5, 2026, to regain compliance. Because we were unable to regain compliance by such date, on February 5, 2026, the Staff provided written notification that the trading of our common stock and warrants would be suspended at the open of business on February 17, 2026 unless the Company appealed the Staff’s determination to the Nasdaq Hearings Panel. We thereafter timely appealed the Staff’s determination, and on March 24, 2026, a hearing was held before the Nasdaq Hearings Panel, during which time we requested an extension of time and submitted a plan to regain compliance with both the Equity Requirement and Minimum Bid Requirement (as described below) by August 2026, with such plan consisting of a combination of property sales, capital raises, and a reverse stock split. By decision dated April 17, 2026, the Nasdaq Hearings Panel granted us an extension through August 4, 2026, to evidence compliance and stated that this extension represents the full extent of the Panel’s discretion. There can be no assurance that we will regain compliance by August 4, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

In a Form 8-K filed on February 25, 2026, the Company disclosed that it had entered into a convertible note with Silverback Capital Corporation and that, as of February 18, 2026, Silverback Capital Corporation had converted $26,304 of the note into an aggregate of 60,000 shares of the Company common stock. As of March 31, 2026, 2026, Silverback Capital Corporation converted an additional aggregate of $123,651 of the note into an additional 436,930 shares of the Company’s common stock in the aggregate. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the shares issued to Silverback Capital Corporation pursuant to Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holders. No commission or other remuneration was paid or given for soliciting the exchange transactions. Other exemptions may apply.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.2	Restated Bylaws of Generation Income Properties, Inc.(incorporated by reference to Exhibit 3.2 of the Company’s Form 10/A filed on April 30, 2025)
10.1	Promissory Note, dated February 12, 2026, payable to QCCR Investments, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 19, 2026).
10.2

Purchase and Sale Agreement, entered into effective October 23, 2025, by and between GIPCO 585 24 ½ Road, LLC and Realty Income Properties 26, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 23, 2026).

10.3

Purchase and Sale Agreement, dated October 31, 2025, by and between GIPFL 2601 Westhall Lane, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 23, 2026).

10.4

First Amendment to Purchase and Sale Agreement, dated December 11, 2025, by and between GIPFL 2601 Westhall Lane, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 23, 2026).

10.5

Amended and Restated Convertible Note, dated February 10, 2026, issued to Silverback Capital Corporation (First Amended Note) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 25, 2026).

10.6

Amended and Restated Convertible Note, dated February 24, 2026, issued to Silverback Capital Corporation (Second Amended Note) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 25, 2026).

10.7

Second Amended and Restated Limited Liability Company Agreement of GIPIA 1220 S. Duff Avenue, LLC, dated as of April 13, 2026, by and among GIPIA 1220 S. Duff Avenue, LLC, Generation Income Properties, L.P., and JCWC Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 20, 2026).

10.8

Purchase and Sale Agreement, entered into effective March 23, 2026, by and between GIPGA 2383 Lake Harbin Road, LLC and Vanguard Asset Holdings, LLC, Series 102 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2026).

10.9

First Amendment to Purchase and Sale Agreement, made and entered into effective April 2, 2026, by and between GIPGA 2383 Lake Harbin Road, LLC and Vanguard Asset Holdings, LLC, Series 102 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 23, 2026).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: May 15, 2026	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)