Form 10-Q
period 2026-06-30
GENERATION INCOME PROPERTIES, INC.
filed 2026-08-17
CIK 1651721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 1,861,303 shares of Common Stock, par value $0.01 per share, outstanding as of August 14, 2026.

GENERATION INCOME PROPERTIES, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Generation Income Properties, Inc. Consolidated Balance Sheets June 30, 2026 (unaudited) and December 31, 2025	3

	Generation Income Properties, Inc. Consolidated Statements of Operations Three and Six Months Ended June 30, 2026 and June 30, 2025 (unaudited)	4

	Generation Income Properties, Inc. Consolidated Statements of Changes in (Deficit) Equity, Redeemable Preferred Stock, and Redeemable Non-Controlling Interests for the Six Months Ended June 30, 2026 and June 30, 2025 (unaudited)	5

	Generation Income Properties, Inc. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and June 30, 2025 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	50

SIGNATURES		52

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Generation Income Properties, Inc
Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2026	2025
Assets
Investments in real estate
Land	$14,939,843	$20,055,577
Building and site improvements	56,268,441	67,133,859
Acquired tenant improvements	1,682,482	2,434,465
Acquired lease intangible assets	7,538,241	9,444,402
Less: accumulated depreciation and amortization	(13,606,012)	(15,307,333)
Net real estate investments	$66,822,995	$83,760,970
Cash and cash equivalents	2,029,661	6,164,316
Restricted cash	34,500	34,500
Deferred rent asset	365,368	398,040
Prepaid expenses	504,883	184,397
Accounts receivable	289,254	-
Escrow deposits and other assets	519,919	733,326
Held for sale assets	10,432,121	-
Right-of-use asset, net	5,950,608	5,989,132
Total Assets	$86,949,309	$97,264,681

Liabilities and Equity
Liabilities
Accounts payable	$1,451,780	$1,597,045
Accrued expenses	1,263,147	1,165,981
Accrued expense - related party	1,138,757	1,016,642
Acquired lease intangible liabilities, net	879,545	1,398,038
Insurance payable	278,078	32,538
Deferred rent liability	150,235	306,921
Lease liability, net	6,542,455	6,516,011
Other loans payable	6,148,651	7,724,452
Mortgage loans, net of unamortized debt discount and debt issuance costs of $972,636 and $1,020,818 at June 30, 2026 and December 31, 2025, respectively	46,781,677	48,690,776
Derivative liabilities	92,893	435,523
Total liabilities	$64,727,218	$68,883,927

Redeemable Non-Controlling Interests	24,127,496	32,187,864

Stockholders' (Deficit) Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 1,165,085 and 544,818 shares issued; 1,030,402 and 544,818 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	10,304	5,443
Additional paid-in capital	34,521,913	29,413,035
Accumulated deficit	(36,830,483)	(33,618,449)
Total Generation Income Properties, Inc. Stockholders' (Deficit) Equity	$(2,298,266)	$(4,199,971)

Non-Controlling Interest	$392,861	$392,861
Total equity	$(1,905,405)	$(3,807,110)

Total Liabilities and Equity	$86,949,309	$97,264,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Rental income	$2,105,917	$2,421,905	$4,279,653	$4,793,202
Other income	4,737	10,365	15,205	20,663
Total revenue	$2,110,654	$2,432,270	$4,294,858	$4,813,865

Expenses
General and administrative expense	659,780	552,893	1,066,223	1,058,271
Building expenses	644,871	703,118	1,154,609	1,339,343
Depreciation and amortization	1,058,290	1,264,581	2,192,718	2,557,342
Interest expense, net	1,019,618	2,084,751	2,001,216	3,267,018
Compensation costs	302,146	199,942	690,835	440,687
Total expenses	$3,684,705	$4,805,285	$7,105,601	$8,662,661
Operating loss	(1,574,051)	(2,373,015)	(2,810,743)	(3,848,796)
Other expense	-	-	(237)	(286)
Gain (loss) on derivative valuation	195,952	(122,326)	351,803	(415,825)
Dead deal expense	-	-	-	(27,894)
Loss on held for sale asset valuation	(668,649)	-	(668,649)	-
Loss on extinguishment of debt	(26,634)	(926,398)	(26,634)	(926,398)
Gain (loss) on sale of property	1,089,754	(44,782)	1,089,754	(44,782)
Loss on transfer of LLC interests in satisfaction of debt	-	-	(185,069)	-
Net loss	$(983,628)	$(3,466,521)	$(2,249,775)	$(5,263,981)
Less: Net income attributable to non-controlling interests	97,271	956,107	962,259	1,890,506
Net loss attributable to Generation Income Properties, Inc.	$(1,080,899)	$(4,422,628)	$(3,212,034)	$(7,154,487)

Total Weighted Average Shares of Common Stock Outstanding – Basic & Diluted	1,411,907	544,319	984,029	544,319

Basic & Diluted Loss Per Share Attributable to Common Stockholders	$(0.77)	$(8.13)	$(3.26)	$(13.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties Inc
Consolidated Statements of Changes in Equity (Deficit), Redeemable Preferred Stock, and Redeemable Non-Controlling Interests

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
	Shares	Amount
Balance, December 31, 2024	544,319	$5,443	$29,068,035	$(23,277,545)	$5,795,933	$392,861	$6,188,794	$26,664,545
Issuance of Redeemable Non-Controlling Interests	-	-	-	-	-	-	-	4,209,154
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(405,648)
Net (loss) income for the period	-	-	-	(2,731,859)	(2,731,859)	-	(2,731,859)	934,399
Balance, March 31, 2025	544,319	$5,443	$29,068,035	$(26,009,404)	$3,064,074	$392,861	$3,456,935	$31,402,450
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(427,358)
Net (loss) income for the period	-	-	-	(4,422,628)	(4,422,628)	-	(4,422,628)	956,108
Balance, June 30, 2025	544,319	$5,443	$29,068,035	$(30,432,032)	$(1,358,554)	$392,861	$(965,693)	$31,931,200

Balance, December 31, 2025	544,818	$5,443	$29,413,035	$(33,618,449)	$(4,199,971)	$392,861	$(3,807,110)	$32,187,864
Cashless exercise of warrants	3,455	-	-	-	-	-	-	-
Restricted stock compensation	-	-	165,000	-	165,000	-	165,000	-
Conversion of debt to common shares	49,693	497	550,940	-	551,437	-	551,437	-
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(6,086,679)
Net (loss) income for the period	-	-	-	(2,131,135)	(2,131,135)	-	(2,131,135)	864,988
Balance, March 31, 2026	597,966	$5,940	$30,128,975	$(35,749,584)	$(5,614,669)	$392,861	$(5,221,808)	$26,966,173
Issuance of common stock, warrants, and pre-funded warrants in public offering, net of issuance costs	177,500	1,775	4,305,343		4,307,118	-	4,307,118	-
Exercise of pre-funded warrants	199,100	1,991	(1,807)		184	-	184	-
Cashless exercise of warrants	135	41	(41)	-	-	-	-	-
Restricted stock compensation	-	-	90,000	-	90,000	-	90,000	-
Conversion of debt to common shares	55,700	557	(557)
Distribution on Non-Controlling Interests	-	-	-	-	-	-	-	(2,935,948)
Net (loss) income for the period	-	-	-	(1,080,899)	(1,080,899)	-	(1,080,899)	97,271
Balance, June 30, 2026	1,030,402	$10,304	$34,521,913	(36,830,483)	$(2,298,266)	$392,861	$(1,905,405)	$24,127,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Generation Income Properties, Inc
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,249,775)	$(5,263,981)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation of building and site improvements	1,476,059	1,630,737
Amortization of acquired tenant improvements	154,193	191,423
Amortization of in-place leases	562,466	735,182
Amortization of above-market leases	89,538	203,541
Amortization of below-market leases	(85,752)	(87,780)
Amortization of above-market ground lease	(366)	(366)
Amortization of debt issuance costs	47,285	88,637
Amortization of debt discount	73,653	58,685
Restricted stock unit compensation	255,000	-
Non-cash ground lease expense	38,524	39,705
Dead deal expense	-	27,894
(Gain) loss on derivative valuation	(351,803)	415,825
Loss on held for sale asset valuation	668,649	-
Loss on extinguishment of debt	26,634	926,398
(Gain) loss on sale of property	(1,089,754)	44,782
Loss on transfer of LLC interests in satisfaction of debt	185,069	-
Changes in operating assets and liabilities
Accounts receivable	(289,254)	(16,614)
Escrow and other assets	178,275	485,195
Deferred rent asset	32,672	(29,370)
Prepaid expenses	(341,106)	(750,253)
Accounts payable	(145,265)	244,835
Accrued expenses	84,479	283,500
Accrued expenses - related party	122,115	223,993
Deferred rent liability	(144,394)	2,936
Lease liability	26,444	25,263
Other loans payable	32,280	-
Net cash used in operating activities	(644,134)	(519,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred in disposition of LLC interests	(7,491)	-
Purchase of land, buildings, other tangible and intangible assets	(598,198)	-
Proceeds from sale of land, buildings, other tangible and intangible assets	4,170,255	10,333,595
Addition of deferred leasing costs	(50,000)	-
Net cash provided by investing activities	3,514,566	10,333,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net	4,565,833	-
Proceeds from exercise of pre-funded warrants	184	-
Repayment of other loans payable	(456,644)	-
Proceeds of issuance on loan payable - related party	125,000	1,610,000
Repayment of loan payable - related party	(125,000)	-
Mortgage loan borrowings	3,800,000	750,000
Mortgage loan repayments	(5,757,284)	(11,150,060)
Debt extinguishment costs	-	(640,180)
Equity issuance costs	(258,715)	-
Debt issuance costs	(121,374)	(72,900)
Insurance financing borrowings	345,360	380,315
Insurance financing repayments	(99,820)	(114,741)
Distribution on non-controlling interests	(9,022,627)	(833,005)
Net cash used in financing activities	(7,005,087)	(10,070,571)

Net decrease in cash and cash equivalents	(4,134,655)	(256,809)
Cash and cash equivalents and restricted cash - beginning of period	6,198,816	647,439
Cash and cash equivalents and restricted cash - end of period	$2,064,161	$390,630

CASH TRANSACTIONS
Interest paid	$1,902,170	$3,378,842
NON-CASH TRANSACTIONS
Assumption of loans in connection with property acquisitions	$-	$7,023,895
Issuance of Series B-2 Preferred Units in connection with property acquisitions	$-	$4,209,153
Stock issued for cashless exercise of Investor Warrants	3,591	-
Transfer of LLC interests in satisfaction of debt:
Building and improvements derecognized	$2,432,570	$-
Tenant improvements derecognized	$146,765	$-
Lease intangible assets derecognized	$121,017	$-
Accumulated depreciation derecognized	$(800,298)	$-
Other assets derecognized	$36,532	$-
Accounts payable derecognized	$(25,863)	$-
Accrued expenses derecognized	$(42,840)	$-
Lease liability derecognized	$(12,292)	$-
Mortgage debt extinguished	$(1,078,013)	$-
Related-party note payable forgiven	$(600,000)	$-
Mortgage debt	$(1,100,000)

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

The Company formed Generation Income Properties L.P. (the “Operating Partnership”) in October 2015. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership or its direct or indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2026 owned 99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

The Company places each property in a separate entity which may have a Redeemable Non-Controlling interest as a member.

As of June 30, 2026, the Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 23 properties.

On July 9, 2026, the Company effected a reverse stock split of its common stock at a ratio of 1-for-10. All share and per share amounts disclosed in this report have been adjusted to reflect the reverse split unless otherwise indicated.

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

For the six months ended June 30, 2026, the Company generated negative operating cash flows of $644,132 and had cash on hand of $2,064,161 as of June 30, 2026. As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management's plans have comprised refinancing and extending terms for preferred equity and loans, optimizing portfolio assets, and potentially divesting where property performance has not met management objectives or where market conditions provide favorable opportunities. Management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued. Management continues to address short-term liquidity concerns with refinancing and disposition opportunities.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2026 and subsequently amended by Form 10-K/A on April 3, 2026 and April 20, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

	As of June 30,	As of December 31,
	2026	2025
Cash and cash equivalents	$2,029,661	$6,164,316
Restricted cash	34,500	34,500
Cash and cash equivalents and restricted cash	$2,064,161	$6,198,816

Revenue Recognition

The Company leases real estate to its tenants under long-term net leases which the Company accounts for as operating leases. Those leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Deferred rent liability includes $170,660 and $327,346 of prepaid rent as of June 30, 2026 and December 31, 2025, respectively.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that uncollectibility exists with respect to any tenant changes, the Company would record an allowance with a corresponding reduction to Rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line rents. There were no allowances for receivables recorded during the six months ended June 30, 2026 or 2025.

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

Impairments

The Company reviews investments in real estate and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable though operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. Impairments are measured to the extent the current book value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale. The Company recognized an impairment loss of approximately $669,000 during the six months ended June 30, 2026. There were no impairments during the six months ended June 30, 2025.

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

Income Taxes

The Company elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2021. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to stockholders. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company's consolidated taxable REIT subsidiary of which no taxable income was generated during the six months ended June 30, 2026 and 2025.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related processes, if any. As of each balance sheet date, unrecognized benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information. No liability for unrecognized tax benefits was recorded as of June 30, 2026 or 2025. At June 30, 2026, the Company's tax returns for the years 2023 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

Earnings per Share

In accordance with ASC 260, "Earnings Per Share," basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive securities such as warrants and convertible membership units of the Operating Partnership (“GIP LP Units”) if their effect is anti-dilutive. For the six months ended June 30, 2026 and 2025, all potentially dilutive securities were excluded because the effect was anti-dilutive. All share and per share amounts reflect the Company’s reverse stock split on July 9, 2026.

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

Note 3 - Real Estate Assets

Depreciation and amortization expense related to real estate assets was $1,630,252 and $1,822,160 for the six months ended June 30, 2026 and 2025, respectively.

Reacquisition of GIPDC 3707 14th St. LLC: 7-Eleven, Washington, D.C.

On March 3, 2026, the Company transferred one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC (the "DC Entity"), the entity owning the net lease retail property located at 3707-3711 14th Street NW, Washington, D.C. (the "DC Property"), to Brown Family Enterprises, LLC ("Brown"), a related party, pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement (the "Original Agreement"). As a result, the Company deconsolidated the DC Entity effective March 3, 2026 in accordance with ASC 810, Consolidation, and recognized a loss on transfer of LLC interests of $185,069 in satisfaction of debt in its consolidated statement of operations for the three months ended March 31, 2026. As additional consideration, the Company retained a contingent right (the "Participation Right") to receive fifty percent (50%) of net sale proceeds from any future sale of the DC Property in excess of a $600,000 return-of-capital threshold to Brown.

On June 16, 2026, the Company, Generation Income Properties, LP ("GIP LP"), and Brown entered into an Assignment of Limited Liability Company Interests and Termination Agreement (the "Termination Agreement"), pursuant to which (i) Brown assigned, transferred, and conveyed 100% of the limited liability company interests in the DC Entity back to GIP LP, (ii) the Company paid Brown $600,000 in cash, and (iii) the Original Agreement, including the Participation Right and all other rights and obligations thereunder, was terminated in its entirety, with mutual releases exchanged by the parties.

The Company accounted for the reacquisition of the DC Entity as an asset acquisition in accordance with ASC 805-50, Business Combinations - Related Issues, given that the transaction represents the reacquisition of a single tenant-occupied real estate asset rather than a business. The DC Entity's assets and liabilities were recorded at their historical carrying values as of the reacquisition date. Because the carrying value of the net assets reacquired exceeded the $600,000 purchase price, and no gain may be recognized in connection with an asset acquisition, the excess was recorded as a reduction to the carrying basis of the DC Property. Effective June 16, 2026, the Company reconsolidated the DC Entity and the DC Property in its condensed consolidated financial statements and resumed recognition of the DC Property's rental revenue, operating expenses, and depreciation and amortization. The DC Property continues to be encumbered by the mortgage loan and related security documents held by Valley National Bank, which remained the obligation of the DC Entity throughout and was unaffected by the Termination Agreement. The Company continues to serve as property manager of the DC Property.

Sales of Real Estate Assets

2383 Lake Harbin Road, Morrow, Georgia (Dollar Tree)

On March 23, 2026, the Company's indirect wholly owned subsidiary, GIPGA 2383 Lake Harbin Road, LLC, entered into an agreement to sell its Dollar Tree-occupied net lease retail property located in Morrow, Georgia for $1,458,000. The sale closed on April 17, 2026 resulting in net proceeds to the Company of approximately $639,000. The Company recognized a gain on sale of $265,041 in its consolidated statement of operations for the six months ended June 30, 2026.

10002 N. Dale Mabry Highway, Tampa, Florida (Starbucks)

On April 10, 2026, the Company's indirect wholly owned subsidiary, GIPFL 10002 N Dale Mabry, LLC, entered into an agreement to sell its Starbucks-occupied net lease retail property located in Tampa, Florida. The sale closed on May 22, 2026 for a gross purchase price of $2,964,000, resulting in net proceeds to the Company of approximately $1,959,000. The Company recognized a gain on sale of $824,713 in its consolidated statement of operations for the six months ended June 30, 2026.

Assets Held for Sale

991 Nut Tree Road, Vacaville, California (GSA)

On April 30, 2026, the Company's indirect wholly owned subsidiary, GIPCA 991 Nut Tree Road, LLC, entered into a Purchase and Sale Agreement to sell its property located in Vacaville, California (the "Vacaville Property"), net leased to the United States of America acting through the General Services Administration, for a purchase price of $2,475,000. Upon execution of the agreement, the Company determined that all held-for-sale criteria were met and reclassified the Vacaville Property as held for sale effective April 30, 2026, with depreciation and amortization ceasing as of that date. The property's carrying amount did not exceed its estimated fair value less costs to sell; accordingly, no impairment loss was recognized.

Portfolio of Six Dollar General Properties (Maine, Ohio, Pennsylvania, and Texas)

On June 19, 2026, the Company, through indirect wholly owned subsidiaries, entered into an agreement to sell a portfolio of net lease retail properties located in Big Spring, Texas; Mount Gilead, Ohio; East Wilton, Maine; Litchfield, Maine; Thompsontown, Pennsylvania; Castalia, Ohio; and Lakeside, Ohio (collectively, the "DG Properties"), each occupied by Dollar General, for an aggregate purchase price of $7,320,000. On July 22, 2026, the parties entered into a First Amendment to the Purchase and Sale Agreement, which removed the Litchfield, Maine property from the transaction and reduced the aggregate purchase price for the remaining six properties to $6,246,221. Upon execution of the original agreement, the Company determined that all held-for-sale criteria were met with respect to the six DG Properties remaining in the transaction as amended, and reclassified those properties as held for sale effective June 19, 2026, with depreciation and amortization ceasing as of that date. Based on estimated sales proceeds of approximately $5,871,000, net of transaction costs, the Company recognized an impairment loss of $668,649 in its consolidated statement of operations for the six months ended June 30, 2026, representing the excess of the properties' aggregate carrying amount over their estimated fair value less costs to sell.

3134 West 76th Street, Chicago, Illinois (Fresenius)

On June 22, 2026, the Company's indirect wholly owned subsidiary, GIPIL 3134 W 76th Street, LLC, entered into an agreement to sell its Fresenius-occupied net lease medical property located in Chicago, Illinois (the "Fresenius Property") for a purchase price of $2,800,000. Upon execution of the agreement, the Company determined that all held-for-sale criteria were met and reclassified the Fresenius Property as held for sale effective June 22, 2026, with depreciation and amortization ceasing as of that date. The property's carrying amount did not exceed its estimated fair value less costs to sell; accordingly, no impairment loss was recognized.

Note 4 – Acquired Lease Intangible Assets, net

In-place leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2026	2025
In-place leases	$6,785,804	$8,518,021
Accumulated amortization	(3,248,464)	(3,774,057)
In-place leases, net	$3,537,340	$4,743,964

The amortization for in-place leases for the three and six months ended June 30, 2026 and 2025 was $270,707 and $562,465, and $370,998 and $735,182, respectively. The future amortization for in-place leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2026
2026 (6 months remaining)	446,993
2027	845,008
2028	660,755
2029	483,594
2030	134,552
Thereafter	966,438
$3,537,340

Above-market leases, net is comprised of the following:

	As of June 30,	As of December 31,
	2026	2025
Above-market leases	$752,437	$926,381
Accumulated amortization	(432,507)	(454,037)
Above-market leases, net	$319,930	$472,344

The amortization for above-market leases for the three and six months ended June 30, 2026 and 2025 was $42,577 and $89,538, and $101,771 and $203,542, respectively. The future amortization for above-market leases, net for subsequent years ending December 31, is listed below:

As of June 30,
2026
2026 (6 months remaining)	74,144
2027	148,288
2028	91,083
2029	6,415
2030	-
Thereafter	-
$319,930

Note 5 – Acquired lease intangible liabilities, net

Acquired lease intangible liabilities, net is comprised of the following:

	As of June 30,	As of December 31,
	2026	2025
Acquired lessor lease intangible liabilities	$1,315,175	$2,011,964
Accumulated accretion to rental income	(477,685)	(656,347)
Acquired lessor lease intangible liabilities, net	$837,490	$1,355,617

Acquired lessee lease intangible liabilities	$45,207	$45,207
Accumulated amortization to offset building expenses	(3,152)	(2,786)
Acquired lessee lease intangible liabilities, net	$42,055	$42,421

The amortization for acquired lessor lease intangible liabilities for the three and six months ended June 30, 2026 and 2025 was $41,000 and $85,752, and $46,155 and $87,781, respectively. The future amortization for acquired lessor lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2026
2026 (6 months remaining)	$61,978
2027	123,956
2028	123,956
2029	71,538
2030	19,987
Thereafter	436,075
$837,490

The amortization for acquired lessee lease intangible liabilities for both the three and six months ended June 30, 2026 and 2025 was $183 and $366, respectively. The future amortization for acquired lessee lease intangible liabilities, net for subsequent years ending December 31 is listed below:

As of June 30,
2026
2026 (6 months remaining)	$366
2027	731
2028	731
2029	731
2030	731
Thereafter	38,765
$42,055

Note 6 – Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's rental income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis. The Company’s leases also provide for reimbursement of recoverable costs. A portion of our operating cost reimbursement revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred. Variable lease income includes the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred and index-based rent adjustments. The following table provides a disaggregation of lease income recognized as either fixed or variable lease income for the six months ended June 30, 2026 and 2025:

	2026	2025
Rental income
Fixed and in-substance fixed lease income	3,727,461	4,440,824
Variable lease income	588,649	438,768
Other related lease income, net:
Amortization of above- and below-market leases, net	(3,786)	(115,760)
Straight line rent, net	(32,671)	29,370
Total Rental income	4,279,653	4,793,202

For the six months ended June 30, 2026 and 2025, the following tenants each accounted for more than 10% of our rental revenue as indicated below:

	2026	2025
General Services Administration - Norfolk, VA, Manteo, NC & Vacaville, CA	20%	16%
Dollar General - multiple locations	15%	13%
Pre-K - San Antonio, TX	13%	10%
Kohl's - Tucson, AZ	12%	10%
exp U.S. Services - Maitland, FL	N/A	10%
PRA Holdings, Inc. - Norfolk, VA	11%	N/A

The following table presents future minimum rental cash payments due to the Company over the next five calendar years and thereafter as of June 30:

As of June 30,
2026
2026 (6 months remaining)	$3,525,302
2027	6,764,716
2028	5,564,013
2029	4,371,829
2030	2,541,260
Thereafter	19,289,919
$42,057,039

Lessee Accounting

The Company acquired one property on March 9, 2022 that is subject to a non-cancelable, long-term ground lease where a third party owns the underlying land and has leased the land to the Company. Accordingly, the Company owns only a long-term leasehold in this property. This ground lease expires in 2084 including those options the Company deems probable of exercising. The ground lease expense is recognized on a straight-line basis over the term of the lease, including management's estimate of expected option renewal periods. Operating lease expense for both the three and six months ended June 30, 2026 and 2025 was approximately $93,762 and $187,524, respectively. There are no variable lease expenses required to be paid by the Company as lessee per the lease terms. Cash paid for amounts included in the measurement of the lease liability, net was $61,278 and $122,556 for both the three and six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the undiscounted future cash flows for subsequent years ending December 31 attributable to the lease liability as of June 30, 2026 and provides a reconciliation to the lease liability included in the accompanying Consolidated Balance Sheets as of June 30, 2026.

As of June 30,
2026
2026 (6 months remaining)	122,556
2027	245,111
2028	245,111
2029	257,839
2030	258,996
Thereafter	21,058,698
Total undiscounted liability	$22,188,311
Present value discount	(15,645,856)
Lease liability	$6,542,455
Discount rate	4.58%
Term Remaining	58 years

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

On July 24, 2024, pursuant to the Fifth Amendment to the Amended and Restated Limited Partnership Agreement, the 155,185 GIP LP Units held by LMB Owenton I LLC were exchanged for 155,185 Series B-1 Redeemable Preferred Units of the Operating Partnership. The Series B-1 Preferred Units carry a quarterly distribution of $0.117 per unit and, beginning on July 24, 2026, entitle the holder to require the Operating Partnership to redeem all or a portion of such units for either (i) a cash amount of $7.15 per unit plus accrued and unpaid distributions, or (ii) an equivalent number of REIT shares on a 1:1 basis plus accrued and unpaid distributions. The Company has determined this equity should continue to be classified as temporary equity at redemption value of $1,109,570 as of June 30, 2026.

On July 16, 2026, the Operating Partnership, the Company and LMB Owenton I LLC entered into an Eighth Amendment to the Amended and Restated Limited Partnership Agreement and Series B-1 Standstill and Omnibus Consent (the "Eighth Amendment"), which amended and restated the terms of the Series B-1 Preferred Units, including waiving the holder's cash redemption right in favor of an exchange right into common stock. Based on this change, the Company has determined that, subsequent to the Amendment Effective Date, the Series B-1 Preferred Units will no longer be redeemable for cash at the holder's option and will be reclassified from temporary equity to permanent equity. See Note 8 - Equity for further discussion.

Norfolk, VA Partnership

In connection with the redemption of this obligation in 2023, the Company accrued approximately $506,000 relating to the potential reimbursement of federal, state and local income taxes incurred by a remaining partner in one of our partnerships pursuant to tax protection agreement. The liability is included in Accrued Expense - Related Party on the balance sheet as of June 30, 2026.

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

On July 16, 2026, the Company through the Operating Partnership and Bernstein entered into a Ninth Amendment to the Amended and Restated Limited Partnership Agreement and Series B-2 Omnibus and Amendment to Related Agreements (the "Ninth Amendment"), which amended and restated the terms of the Series B-2 Preferred Units, including waiving the holder's cash redemption rights in favor of an exchange right into common stock, and increasing the Series B-2 Preferred Return from $0.33 to $0.39 per unit per year. Based on this change, the Company has determined that, subsequent to the Amendment

Effective Date, the Series B-2 Preferred Units will no longer be redeemable for cash at the holder's option and will be reclassified from temporary equity to permanent equity. See Note 8 - Equity for further discussion.

Preferred Equity Partners

Brown Family Trust and Brown Family Enterprises, LLC

On February 8, 2023, the Operating Partnership entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which the Operating Partnership, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold the Company’s Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, the Company is required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2026.

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

On August 10, 2026, the Company entered into an amendment to the GIP SPE Operating Agreement extending the Mandatory Redemption Date from August 10, 2026 to August 31, 2026. The amendment does not itself constitute an exercise of the Company's second 12-month extension option under the GIP SPE Operating Agreement, and the parties expressly acknowledged that the Company had not yet satisfied the conditions required to exercise that option as of the amendment date. If those conditions are satisfied prior to August 31, 2026, the Company will have the right to further extend the Mandatory Redemption Date to August 10, 2027 (which, if exercised, would carry the same extension fee, preferred return rate increase, and other conditions described above). If the conditions are not satisfied prior to August 31, 2026, the Mandatory Redemption Date will remain August 31, 2026.

Under the GIP SPE Operating Agreement, GIP SPE is also required to pay to Loci Capital, an affiliate of LC2, an equity fee of 1.5% of the LC2 Investment, with 1% having been paid upon the execution and delivery of the GIP SPE Operating Agreement and the 0.5% payable upon redemption of the LC2 Investment.

During the six months ended, the Company repaid all accrued interest and reduced principal redemption by approximately $8,584,000, leaving an outstanding redemption value of $10,228,772 at June 30, 2026.

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

Following these transactions as of June 30, 2026, the Company owned 99.6% of the common units in the Operating Partnership and outside investors owned 0.4%. The following table reflects the Company's redeemable non-controlling interests and non-controlling interest during the three and six months ended June 30, 2026 and 2025:

	Brown Family Trust and Brown Family Enterprises, LLC	LMB Owenton I LLC	JCWC Funding, LLC	Lloyd M. Bernstein	LC2-NNN Pref, LLC	Total Redeemable Non-Controlling Interests	Non-Controlling Interests - Former GIP Fund 1 Members
Balance, December 31, 2024	$3,000,000	$1,109,570	$5,580,000	$-	$16,974,975	$26,664,545	$392,861
Issuance of Redeemable Non-Controlling Interests	-	-	-	4,209,154	-	4,209,154	-
Distribution on Non-Controlling Interests	(52,500)	(24,209)	(90,675)	(33,934)	(204,331)	(405,648)	-
Net income (loss) for the quarter	52,500	24,209	90,675	33,934	733,081	934,399	-
Balance, March 31, 2025	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$17,503,725	$31,402,450	$392,861
Distribution on Non-Controlling Interests	(52,500)	(12,104)	(90,675)	$(57,623)	$(214,455)	(427,358)	-
Net income (loss) for the quarter	52,500	12,104	90,675	$57,623	743,205	956,108	-
Balance, June 30, 2025	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$18,032,475	$31,931,200	$392,861

Balance, December 31, 2025	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$18,289,140	$32,187,864	$392,861
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(90,675)	$(57,623)	$(5,867,724)	(6,086,679)	-
Net income (loss) for the quarter	52,500	18,157	90,675	57,623	646,033	864,988	-
Balance, March 31, 2026	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$13,067,449	$26,966,173	$392,861
Distribution on Non-Controlling Interests	(52,500)	(18,157)	(90,675)	$(57,623)	$(2,716,993)	(2,935,948)	-
Net income (loss) for the quarter	52,500	18,157	90,675	57,623	(121,684)	97,271	-
Balance, June 30, 2026	$3,000,000	$1,109,570	$5,580,000	$4,209,154	$10,228,772	$24,127,496	$392,861

Note 8 – Equity

Authorized Equity

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 240,000 were designated as Series A Preferred Stock. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s Board of Directors.

In January 2024, the Company redeemed all 240,000 shares of its Series A Preferred Stock from its preferred shareholders, Modiv and their affiliates, and exchanged them for 279,460 shares of common stock.

Issuance of Equity Securities

On November 13, 2020, the Company raised $1,000,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock, and one warrant to purchase one share of its Common Stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company's Common Stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of Common Stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

In January 2024, the Company declared and paid final preferred stock dividends of $95,000 to holders of its Series A Preferred Stock shares. In January 2024, the Company also paid another $95,000 dividend on the Series A Preferred Stock declared in December 2023 and accrued as of December 31, 2023. On June 27, 2024, the Operating Partnership and an accredited investor entered into a Unit Purchase Agreement (the "June 2024 Unit Purchase Agreement") pursuant to which the Operating Partnership issued and sold to the investor 50,000 Series A Preferred Units at a price of $5.00 per unit for an aggregate purchase price of $2,500,000 in cash. Under the terms of the Series A Preferred Units, the investor will be paid cumulative cash distributions in the amount of $0.325 per Series A Preferred Unit per year, payable monthly in arrears, on or about the 15th day of each month. Each of the investor and the Operating Partnership will have the right to cause the Operating Partnership to redeem the Series A Preferred Units after two (2) years for cash in an amount equal to $5.15 per Series A Preferred Unit plus any accrued but unpaid Series A Preferred Return, provided that the Operating Partnership may (with the prior written consent of the investor) cause the redemption price to be satisfied by the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03 plus any accrued but unpaid Series A Preferred Return. If the Operating Partnership fails to declare and pay the Series A Preferred Return for a period of three consecutive months, the investor may exercise the foregoing redemption right within the 30-day period following such failure.

On July 24, 2024, the Operating Partnership of Generation Income Properties, Inc. (the "Company"), entered into a Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "LPA Amendment"), pursuant to which the Company, as the general partner of the Operating Partnership, issued partnership interests to LMB Owenton I LLC ("Contributor") in the form of Series B-1 Preferred Units (the "Series B-1 Preferred Units"). Also on July 24, 2024, the Operating Partnership and the Contributor entered into a Contribution and Exchange Agreement (the "Contribution Agreement") pursuant to which the Contributor contributed 15,519 Common Units in exchange for 15,519 Series B-1 Preferred Units. If and when determined by the Company, as general partner of the Operating Partnership, in its sole discretion, holders of the Series B-1 Preferred Units will be paid cash distributions in the amount of $0.117 per Series B-1 Preferred Unit per quarter, subject to prior payment of any preferred return on senior preferred units of the Operating Partnership. The Contributor will have the right to cause the Operating Partnership to redeem the Series B-1 Preferred Units after two (2) years for either (i) cash in an amount equal to $7.15 per Series B-1 Preferred Unit or (ii) a number of shares of common stock of the Company equal to the number of Series B-1 Preferred Units being redeemed multiplied by 1.00, plus, in each case, an amount equal to all dividends accrued and unpaid thereon.

On February 6, 2025, the Operating Partnership entered into a Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Sixth Amendment"), pursuant to which the General Partner designated a new class of 69,847 Series B-2 Preferred Units and authorized their issuance and sale at a purchase price of $6.00 per unit. The Series B-2 Preferred Units were issued to Lloyd M. Bernstein ("Bernstein") in connection with a Contribution and Subscription Agreement, dated February 6, 2025, pursuant to which the Operating Partnership acquired all of the issued and outstanding membership interests in LMB Lewiston, LLC, LMB Ft. Kent, LLC and LMB Auburn Hills I, LLC. Holders of the Series B-2 Preferred Units are entitled to cumulative cash distributions of $0.33 per unit per year, payable monthly in arrears on or before the 12th day of each month, commencing February 6, 2025. Beginning on the second anniversary of issuance, a holder may require the Operating Partnership to redeem all or a portion of its Series B-2 Preferred Units for REIT Shares at a 1.0x multiplier plus accrued and unpaid distributions in cash; beginning on the fifth anniversary of issuance, a holder may instead require redemption for cash at $4.00 per unit plus accrued and unpaid distributions. The Series B-2 Preferred Units rank senior to Common Units and LTIP Units as to distributions, on parity with the Series A Preferred Units and Series B-1 Preferred Units as to distributions, and on parity with Common Units and LTIP Units as to liquidation.

On February 10, 2026, the Company entered into an Amended and Restated Convertible Note (the "First Amended Note") in the principal amount of $551,437 with Silverback Capital Corporation (the "Noteholder"). The First Amended Note amends and restates that certain Secured Promissory Note, dated April 25, 2025, in the original principal amount of $1,000,000 originally issued to Brown Family Enterprises LLC in exchange for a loan to the Company. The Original Note was sold and assigned to the Noteholder on February 10, 2026 and amended by the Company and the Noteholder on such date. The First Amended Note amended and restated the Original Note by changing the maturity date to February 10, 2027 and changing the interest rate to 9% per annum simple interest. The First Amended Note was convertible into shares of Company common stock ("Conversion Shares"), subject to customary beneficial ownership limitations, at a conversion price of 80% of the "Market Price" (as defined in the First Amended Note) of the Company's common stock at the time of conversion. On February 24, 2026, the First Amended Note was further amended and restated by a second Amended and Restated Convertible Note (the "Second Amended Note"), which amended the First Amended Note by (i) changing the maturity date to February 24, 2027, (ii) providing that the conversion price shall not be less than a floor of $0.10 per share, and (iii) providing that the Second Amended Note may not be converted into a number of shares of Company common stock that exceeds 19.9% of the outstanding shares of Company common stock on the date of the Second Amended Note unless the Company obtains stockholder approval in accordance with the applicable rules of the Nasdaq Stock Market. The Company has determined that the Second Amended Note will be settled entirely through the issuance of shares of common stock, which have been reserved for conversion and are considered issued but not yet outstanding until delivered to the Noteholder. During the six months ended June 30, 2026, the Noteholder converted an aggregate of $256,397 of principal and accrued interest into 105,393 Conversion Shares, of which 49,693 shares were delivered during the three months ended March 31, 2026 and 55,700 shares were delivered during the three months ended June 30, 2026, reducing the outstanding balance of the Second Amended Note to $295,039 as of June 30, 2026. As the Second Amended Note is classified as an equity instrument, no interest expense has been recognized in connection with the Second Amended Note during the six months ended June 30, 2026, and no liability has been recorded on the Company's consolidated balance sheet in connection with the note.

On June 1, 2026, the Company completed a public offering (the "Offering") of common stock and Common Warrants to purchase shares of common stock (the "Common Warrants"), at a public offering price of $0.21 per share. The Company also offered to each purchaser whose purchase would otherwise result in beneficial ownership exceeding 4.99% (or, at the purchaser's election, 9.99%) of outstanding common stock the option to receive, in lieu of shares, Pre-Funded Warrants (the "Pre-Funded Warrants") exercisable for the same number of shares at a nominal exercise price of $0.0001 per share, with the public offering price per Pre-Funded Warrant equal to the public offering price per share and accompanying Common Warrant, less $0.0001. The Common Warrants have an exercise price of $0.21 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance (June 1, 2031). The Pre-Funded Warrants are exercisable immediately and do not expire until exercised in full. The number of Common Warrants sold did not vary based on the mix of shares and Pre-Funded Warrants purchased; each share or Pre-Funded Warrant sold in the Offering carried one accompanying Common Warrant. If the Company effects a share split, share dividend, reverse stock split or similar event within the two-year period following issuance of the Common Warrants, the exercise price will be reduced to the lowest volume-weighted average price during the five trading days before and after the event, subject to a floor exercise price of $0.0562 per share, with the number of shares issuable proportionately increased to preserve the aggregate exercise price payable.

Pursuant to the Offering, purchasers acquired 2,205,000 Pre-Funded Warrants and 177,500 shares of common stock, together with an aggregate of 23,825,000 accompanying Common Warrants, of which 177,500 accompanied the shares of common stock and 2,205,000 accompanied the Pre-Funded Warrants, for aggregate gross proceeds of $5,001,060. In connection with the offering, the Company paid the placement agent 7.0% of gross proceeds plus reimbursement of the placement agent's out-of-pocket costs and expenses of $85,000. The Company's directors and executive officers entered into lock-up agreements restricting the sale of common stock for 90 days following closing, subject to certain exceptions.

The Offering closed on June 1, 2026. After deducting the placement agent fee and offering expenses, the Company received net proceeds of $4,565,833.

On July 24, 2026, the Operating Partnership, the Company and the David E. Sobelman Revocable Trust, of which the Company's Chief Executive Officer is trustee, entered into a Debt Conversion Agreement pursuant to which $120,000 of outstanding debt owed by the Operating Partnership to the Sobelman Trust was converted into 16,216 shares of the Company's common stock, at a conversion price of $0.74 per share, the Nasdaq Official Closing Price of the common stock on July 23, 2026. The converted portion of the debt was deemed paid in full and extinguished upon conversion. See Note 10 -

Related Party Transactions and Note 12 - Subsequent Events for further discussion.

Amendments to Preferred Units

On April 16, 2026, the Operating Partnership entered into the Seventh Amendment to the Amended and Restated Limited Partnership Agreement (the "Seventh Amendment") to modify the redemption terms and update the protective provisions applicable to the Series A Preferred Units. Pursuant to the Seventh Amendment, beginning on June 27, 2026, the redemption price ("Applicable Redemption Price") equals $5.00 plus $0.075 multiplied by the number of full years elapsed since the original issuance date of June 27, 2024, plus any accrued but unpaid distributions, equal to $5.150 per unit on or after June 27, 2026 but prior to June 27, 2027; $5.225 per unit on or after June 27, 2027 but prior to June 27, 2028; $5.300 per unit on or after June 27, 2028 but prior to June 27, 2029; and $5.375 per unit on or after June 27, 2029. The Operating Partnership may, with the prior written consent of the investor, satisfy the redemption price through the issuance of a number of shares of common stock of the Company equal to the number of Series A Preferred Units being redeemed multiplied by 1.03, plus any accrued but unpaid distributions. If the Operating Partnership fails to declare and pay distributions on the Series A Preferred Units for a period of three consecutive months, the investor may exercise its redemption right within the 30-day period following such failure at the then-applicable Applicable Redemption Price, without regard to the 180-day notice requirement otherwise applicable to a voluntary redemption. Following expiration of the initial term on June 27, 2026, the Series A Preferred Unit designation will automatically extend for up to three successive one-year extension periods ending no later than June 27, 2029, unless the investor has timely delivered a notice of redemption no later than 180 days prior to the expiration of the then-current term or extension period. Prior to June 27, 2029, the Operating Partnership may not issue any Senior Preferred Units without the written consent or affirmative vote of the requisite holders of the Series A Preferred Units.

On July 16, 2026, the Operating Partnership, the Company and LMB Owenton I LLC entered into the Eighth Amendment, which amended and restated in its entirety the terms of the Series B-1 Preferred Units. Pursuant to the amendment, LMB Owenton I LLC irrevocably waived its right to redeem the Series B-1 Preferred Units for cash. After July 24, 2026, the holder may tender its Series B-1 Preferred Units for exchange into shares of the Company's common stock on a one-for-one basis (as adjusted for the Company's 1-for-10 reverse stock split effected July 9, 2026), unless the Company or the Operating Partnership elects, in its sole discretion, to settle in cash or a combination of cash and common stock. Based on this change, the Company has determined that, subsequent to the Amendment Effective Date, the Series B-1 Preferred Units will no longer be redeemable for cash at the holder's option and will be reclassified from temporary equity to permanent equity.

Also on July 16, 2026, the Operating Partnership, the Company and Bernstein entered into the Ninth Amendment, which amended and restated in its entirety the terms of the Series B-2 Preferred Units. Pursuant to the amendment, Bernstein irrevocably waived, his rights to redeem the Series B-2 Preferred Units for cash or other assets, including both the second-anniversary REIT Shares/cash redemption right and the fifth-anniversary $4.00 per unit cash redemption right described above. In their place, on and after February 6, 2027, Bernstein may tender his Series B-2 Preferred Units for exchange into shares of the Company's common stock on a one-for-one basis (as adjusted for the Company's 1-for-10 reverse stock split effected July 9, 2026), unless the Company or the Operating Partnership elects, in its sole discretion, to settle in cash or a combination of cash and common stock. The amendment also increased the Series B-2 Preferred Return from $0.33 to $0.39 per unit per year. Based on this change, the Company has determined that, subsequent to the Amendment Effective Date, the Series B-2 Preferred Units will no longer be redeemable for cash at the holder's option and will be reclassified from temporary equity to permanent equity.

Warrants

Private Placement Warrants

On April 25, 2019, the Company raised $100,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock and one warrant to purchase one share of its common stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s common stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of common stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

On November 13, 2020, the Company raised $100,000 by issuing 50,000 Units with each Unit being comprised of one share of its Common Stock and one warrant to purchase one share of its common stock. Each Unit was sold for a price of $20.00 per Unit. The shares of the Company’s common stock and warrants included in the Units, were offered together, but the securities included in the Units are issued separately. The warrants are exercisable at a price of $20.00 per share of common stock, subject to adjustment in certain circumstances, and will expire seven years from the date of issuance.

On September 8, 2021, the Company issued and sold, in an underwritten public offering (the “Public Offering”), 150,000 Units, with each unit consisting of one share of common stock, and one warrant to purchase one share of common stock (the “Investor Warrants”). On September 30, 2021, the Company issued and sold an additional 16,500 Investor Warrants as part of the underwriter’s Over-Allotment Option. The Investor Warrants issued in the offering entitle the holder to purchase one share of common stock at a price equal to $10.00 for a period of five years.

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

Representative Warrants

In addition, the Company issued to Maxim Group LLC (or its designee) warrants to purchase an aggregate of 14,985 shares of common stock, which is equal to an aggregate of 9% of the number of shares of common stock sold in the Public Offering (the “Representative’s Warrants”). The Representative’s Warrants have an exercise price equal to $12.50, may be exercised on a cashless basis and became exercisable six months following the closing date and until September 2, 2026.

Pre-Funded Warrants and Common Warrants — June 2026 Offering

In connection with the Offering that closed on June 1, 2026 (see "Issuance of Equity Securities" above), the Company issued 2,205,000 Pre-Funded Warrants and 2,382,500 Common Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per share and do not expire until exercised in full. The Common Warrants have an exercise price of $0.21 per share, became exercisable immediately upon issuance, and expire five years from the issuance date (June 1, 2031). The Common Warrants may be exercised on a cashless basis if no effective registration statement is available for the resale of the underlying shares. If the Company effects a share split, share dividend, reverse stock split or similar event within the two-year period following issuance, the exercise price of the Common Warrants will be reduced to the lowest volume-weighted average price during the five trading days before and after the event, subject to a floor exercise price of $0.0562 per share, with the number of shares issuable proportionately increased to preserve the aggregate exercise price payable.

The Company has 4,475,130 and 81,936 warrants outstanding and exercisable as of June 30, 2026 and 2025, respectively, as summarized below.

As of June 30,
Issue Date	2026
April 25, 2019 at an exercise price of $20.00	5,000
November 13, 2020 at an exercise price of $20.00	5,000
September 8, 2021 at an exercise price of $10.00	31,870
September 8, 2021 at an exercise price of $12.50	13,500
September 30, 2021 at an exercise price of $10.00	16,500
September 30, 2021 at an exercise price of $12.50	14,860
June 1, 2026 Pre-Funded Warrants at an exercise price of $0.0001	2,005,900
June 1, 2026 Common Warrants at an exercise price of $0.21	2,382,500
4,475,130

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2025	76,946	$9.97	2.8
Issued	4,600,875	-	-
Exercised	(202,691)	-	-
As of June 30, 2026	4,475,130	$11.25	3.3

Warrants exercisable	4,475,130	$11.25	3.3

	Warrants	Weighted Average Price	Weighted Average Remaining Life
As of December 31, 2024	81,936	$11.61	2.5
Exercised	-	-	-
As of June 30, 2025	81,936	$11.61	2.5

Warrants exercisable	81,936	$11.61	2.5

There was no intrinsic value for the warrants as of June 30, 2026 or 2025.

Stock Compensation

Generation Income Properties, Inc. 2020 Omnibus Incentive Plan

In connection with the Public Offering, the Company's Board of Directors adopted and stockholders approved, the Generation Income Properties, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective upon the completion of the Public Offering. The Omnibus Incentive Plan reserves 2.0 million shares of common stock for stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Incentive Plan. As of June 30, 2026 and 2025, 220,162 shares had been granted under the Omnibus Incentive Plan.

Restricted Common Shares issued to the Board and Employees

In March 2024, the board approved grants of restricted stock to directors effective June 15, 2024, allowing an elective deferral of up to three years. All board members elected to defer restricted stock and dividend equivalents for the full three year period.

The following is a summary of restricted shares for the six months ended June 30, 2026 and 2025:

	2026	2025
Number of Shares Outstanding at beginning of period	18,732	6,132
Restricted Shares Issued	165	-
Restricted Shares Vested	(2,171)	-
Number of Shares Outstanding at end of period	16,726	6,132

The Company recorded stock based compensation expense of $90,000 and $255,000 and $0 and $0, during the three and six months ended June 30, 2026 and 2025, respectively.

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

Note 9 – Debt

Mortgage Loans

The Company had the following mortgage loans outstanding as of June 30, 2026 and December 31, 2025, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 06/30/2026	Balance at 12/31/2025	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		6/13/2030	$1,100,000	$1,100,000	1.50
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,825,292	6,926,665	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,229,570	4,291,659	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(a)	8/10/2028	1,205,324	1,222,259	1.20
General Services Administration-FBI	Manteo, NC	928,728	(b)	3.85%	(c)	3/31/2032	895,122	866,868	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(c)	3/31/2032	1,932,892	1,960,814	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(b)	3.85%	(c)	3/31/2032	1,664,551	1,612,010	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(b)	3.85%	(c)	3/31/2032	-	1,211,508	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(b)	3.85%	(c)	3/31/2032	3,821,105	3,700,494	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(d)	7.47%	(a)	8/10/2028	6,162,006	6,223,604	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(d)	7.47%	(a)	8/10/2028	2,321,749	2,344,958	1.50
Dollar General	Big Spring, TX	635,000	(d)	7.47%	(a)	8/10/2028	607,212	613,282	1.50
Dollar General	Castalia, OH	556,000	(d)	7.47%	(a)	8/10/2028	531,669	536,984	1.50
Dollar General	East Wilton, ME	726,000	(d)	7.47%	(a)	8/10/2028	694,230	701,170	1.50
Dollar General	Lakeside, OH	567,000	(d)	7.47%	(a)	8/10/2028	542,188	547,608	1.50
Dollar General	Litchfield, ME	624,000	(d)	7.47%	(a)	8/10/2028	596,693	602,658	1.50
Dollar General	Mount Gilead, OH	533,000	(d)	7.47%	(a)	8/10/2028	509,676	514,770	1.50
Dollar General	Thompsontown, PA	556,000	(d)	7.47%	(a)	8/10/2028	531,669	536,984	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(d)	7.47%	(a)	8/10/2028	-	624,871	1.50
General Services Administration	Vacaville, CA	1,293,000	(d)	7.47%	(a)	8/10/2028	1,236,417	1,248,777	1.50
Walgreens	Santa Maria, CA	3,041,000	(d)	7.47%	(a)	8/10/2028	2,907,924	2,936,993	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(a)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%	(e)	5/14/2026	2,645,822	2,482,944	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%	(e)	5/14/2026	1,148,844	1,224,544	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,149,358	3,184,170	1.20
		$53,881,041					$47,754,313	$49,711,594
						Less Debt Discount, net	(627,836)	(701,489)
						Less Debt Issuance Costs, net	(344,800)	(319,329)
							$46,781,677	$48,690,776

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

The Company amortized debt issuance costs and debt discount during the three and six months ended June 30, 2026 and 2025 to interest expense of approximately $71,752 and $120,938, and $93,824 and $147,322, respectively. The Company incurred debt issuance costs of $121,374 and $72,290 during the six months ended June 30, 2026 and 2025.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by four properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2026, the Company was in compliance with all covenants.

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

The Company's President and CEO entered into a personal, full recourse guarantee with a $7,500,000 cap and has also personally guaranteed the repayment of the $1.2 million loan secured by the Company's Sherwin-Williams - Tampa, FL property. In addition, the Company’s President and CEO has provided a guaranty of the Company’s nonrecourse carveout liabilities and obligations in favor of the lender for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans ("Bayport loans") with an aggregate principal amount of $11.3 million. During the three and six months ended June 30, 2026 and 2025, the Company incurred a guaranty fee expense to the Company's CEO of $60,250 and $122,115, and $79,935 and $177,626, respectively, recorded to interest expense. As of June 30, 2026 the Company recorded $632,757 for guaranty fees payable which is included in accrued expenses.

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

As previously discussed in Note 3, on March 3, 2026, the Company transferred one hundred percent (100%) of the limited liability company interests of the DC Entity to Brown Family Enterprises, LLC, a related party, which includes the Valley National Bank mortgage loan in the principal amount of $1,100,000 secured by the property located in Washington, D.C., Accordingly, this debt is no longer reflected on the Company's consolidated balance sheet.

As further discussed in Note 3, on June 16, 2026, the Company reacquired 100% of the limited liability company interests in the DC Entity from Brown, and the Company reconsolidated the DC Entity effective that date. The mortgage loan and related security documents held by Valley National Bank remained the obligation of the DC Entity throughout and were unaffected by the reacquisition. Accordingly, this debt, in the principal amount of $1,100,000, is again reflected on the Company's consolidated balance sheet as of June 30, 2026.

Minimum required principal payments on the Company’s debt for subsequent years as of June 30, 2026 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026 (6 months remaining)	$1,796,194	$6,148,651	$7,944,845
2027	1,445,276	-	1,445,276
2028	18,479,733	-	18,479,733
2029	13,315,723	-	13,315,723
2030	790,409	-	790,409
Thereafter	11,926,978	-	11,926,978
	$47,754,313	$6,148,651	$53,902,964

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

On March 3, 2026, the Retained Balance Note was satisfied in full through the transfer of one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC to Brown Family Enterprises, LLC pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement. As a result, the Company recognized a gain on extinguishment of debt of $600,000 during the six months ended June 30, 2026, which is included in loss on transfer of LLC interests in satisfaction of debt in the Company's consolidated statements of operations.

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

The Company has determined that the Second Amended Note will be settled entirely through the issuance of shares of common stock, which have been reserved for conversion and are considered issued but not yet outstanding until delivered to the Noteholder. During the six months ended June 30, 2026, the Noteholder converted an aggregate of $256,397 of principal and accrued interest into 1,053,930 Conversion Shares, of which 496,930 shares were delivered during the three months ended March 31, 2026 and 557,000 shares were delivered during the three months ended June 30, 2026, reducing the outstanding balance of the Second Amended Note to $295,040 as of June 30, 2026. As the Second Amended Note is classified as an equity instrument, no interest expense has been recognized in connection with the Second Amended Note during the six months ended June 30, 2026, and no liability has been recorded on the Company's consolidated balance sheet in connection with the note.

2025 Broker Loans

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan agreement for $332,000 relating to broker’s fees payable by the Company in connection with the sale of an industrial building located in Huntsville, Alabama. The loan provided for interest at an interest rate of 7.5% per annum. During the three months ended June 30, 2026, the Company repaid the loan in full, together with all accrued and unpaid interest.

On May 29, 2025, GIPFL 1300 S Dale Mabry, LLC (“GIPFL”), an indirect wholly owned subsidiary of the Company, entered into a non-interest bearing loan for $103,500 related to broker’s fees payable in connection with the sale of a retail building located in Tampa, Florida. During the six months ended June 30, 2026, the Company repaid the note in full.

Executive Loan

On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company’s Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company’s Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previous due on August 31, 2025, has been extended to December 31, 2025. As of June 30, 2026, the loan remained unpaid and the aggregate outstanding principal balance of $610,000, together with accrued and unpaid interest of $29,784, remains payable. The loan has not been further amended or extended as of the date of these financial statements.

On July 24, 2026, the Operating Partnership, the Company and the David E. Sobelman Revocable Trust (the "Sobelman Trust"), of which the Company's Chief Executive Officer is trustee and the holder of the note evidencing the loan described above, entered into an agreement pursuant to which $120,000 of the outstanding debt owed by the Operating Partnership to the Sobelman Trust was converted into shares of the Company's common stock. The conversion was completed on July 24, 2026 at a price per share of $0.74, the Nasdaq Official Closing Price of the common stock on July 23, 2026, resulting in the issuance of 162,163 shares of common stock to the Sobelman Trust. Upon the conversion, the converted portion of the debt was deemed paid and the outstanding balance under the note was reduced by $120,000.

Board of Director Loan

On February 12, 2026, GIPVA 2510 Walmer Ave., LLC, an indirect subsidiary of the Company, entered into a $125,000 promissory note with QCCR Investments, LLC, an entity controlled by a member of the Company's board of directors, bearing interest at 12% per annum and including a 3% origination fee. The note was guaranteed by Generation Income Properties, LP and secured by the guarantor’s equity interest in the borrowing entity. The loan was repaid in full subsequent to June 30, 2026.

Note 10 – Related Party Transactions

David Sobelman - Chief Executive Officer

Guaranty Fees. During the three and six months ended June 30, 2026, the Company incurred guaranty fee expense of $60,250 and $122,115, respectively, payable to the Company's Chief Executive Officer, recorded to interest expense. As of June 30, 2026, $632,757 of guaranty fees remained payable, included in accrued expenses - related party on the consolidated balance sheet.

Executive Loan. On May 29, 2025, the Company, through the Operating Partnership, entered into a loan transaction with the Company's Chief Executive Officer, for $610,000 to fund closing costs relating to the sale of the Company's Auburn University-occupied industrial building located in Huntsville, Alabama and Starbucks-occupied retail building located in Tampa, Florida. The loan provides that an amount equal to the aggregate unpaid principal amount of the loan, together with accrued but unpaid interest at an interest rate of 5.75% per annum, previously due on August 31, 2025, has been extended to December 31, 2025. As of June 30, 2026, the loan remained unpaid and the aggregate outstanding principal balance of $610,000, together with accrued and unpaid interest, remained payable. The loan has not been further amended or extended as of the date of these financial statements.

As discussed in Note 9, on July 24, 2026, $120,000 of the outstanding debt owed under the note was converted into 162,163 shares of the Company's common stock, and the outstanding principal balance under the note was reduced to $490,000. See Note 12 - Subsequent Events for further discussion.

QCCR Investments, LLC - Board of Director Affiliate

See Note 9 - Debt for discussion of the $125,000 promissory note entered into on February 12, 2026 between GIPVA 2510 Walmer Ave., LLC and QCCR Investments, LLC, an affiliate of a member of the Company's board of directors, which was repaid in full, together with accrued interest, during the three months ended June 30, 2026.

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

The Company has not elected hedge accounting and has reported periodic changes in derivative valuations in gain (loss) on derivative valuation, net the three and six months ended June 30, 2026 and 2025 of $195,952 and $351,803, and ($122,326) and ($415,825), respectively. As of June 30, 2026, the Company recognized a derivative liability of $92,893 and derivative asset of $80,143, which was included in Escrow Deposits and Other assets on the face of the balance sheet.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,029,661	$2,029,661	$6,164,316	$6,164,316
Restricted cash	34,500	34,500	34,500	34,500
Interest rate swaps	80,143	80,143	70,970	70,970

Financial liabilities:
Interest rate swaps	92,893	92,893	435,523	435,523

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following event requiring disclosure:

Reverse Stock Split

On July 9, 2026, the Company completed a 1-for-10 reverse stock split of the Company's common stock, par value $0.01 per share (the "Reverse Stock Split"). The Company's common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at market open on July 10, 2026.

The reverse split has been retroactively reflected for all historical periods presented. The total number of authorized shares of common stock was not changed by the Reverse Stock Split.

Proportional adjustments were made to all outstanding warrants, restricted stock, restricted stock units, and similar securities. Specifically, each of the Company's publicly traded warrants became exercisable for 0.10 shares of common stock, and the exercise price of the warrants was adjusted on a 10:1 basis, increasing from $10.00 per share to $100.00 per share. The exchange ratios applicable to the Operating Partnership's Series A Redeemable Preferred Units, Series B-1 Preferred Units and Series B-2 Preferred Units were similarly adjusted for the Reverse Stock Split. All share and per-share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Sale of 991 Nut Tree Road, Vacaville, California (GSA)

On July 15, 2026, the Company completed the sale of the Vacaville Property, an unaffiliated third party, for a gross sales price of $2,475,000. After closing costs, broker commissions, and prorations, the Company received net cash proceeds of $2,356,757, were utilized to further reduce the LC2-NNN Pref, LLC preferred interest. The Company recognized a gain on sale of approximately $300,742.

Amendments to Series B-1 and Series B-2 Preferred Units

On July 16, 2026, the Operating Partnership, the Company, LMB Owenton I LLC and Lloyd M. Bernstein entered into an Eighth Amendment and a Ninth Amendment, respectively, to the Amended and Restated Limited Partnership Agreement, amending and restating the terms of the Series B-1 Preferred Units and Series B-2 Preferred Units. Pursuant to these amendments, the holders irrevocably waived their existing cash redemption rights in exchange for a right to tender their units for common stock (subject to the Company's election to settle in cash or a combination of cash and stock), and the Series B-2 Preferred Return was increased from $0.33 to $0.39 per unit per year. See Note 8 - Equity for further discussion.

Debt Conversion – Related Party

On July 24, 2026, the Operating Partnership, the Company and the Sobelman Trust (the trustee of which is the Company's Chief Executive Officer) entered into a Debt Conversion Agreement, pursuant to which $120,000 of outstanding debt owed by the Operating Partnership to the Sobelman Trust was converted into 162,163 shares of the Company's common stock. See Note 10 - Related Party Transactions for further discussion.

Nasdaq Stockholders' Equity Compliance

On August 10, 2026, the Company received formal notification from Nasdaq confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(b)(1), which require issuers listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity (the “Equity Rule”). As stated in Nasdaq’s notification, the Company will be subject to a mandatory panel monitor for a period of one year from August 10, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company is again out of compliance with the Equity Rule, then the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearing panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to a deficiency under the Equity Rule that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency.

Nasdaq Minimum Bid Requirement Compliance

On August 6, 2026, we received written notice from Nasdaq staff that we are not eligible for a second 180-day compliance period to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”) because we do not satisfy the $1,000,000 minimum market value of publicly held shares requirement under Listing Rule 5550(b)(1)(A). The notice stated that this additional deficiency is a further basis for delisting our securities and will be considered by the Panel together with the pending matter regarding the Equity Requirement described above. On August 13, 2026, we submitted our written views on this additional deficiency to the Panel.

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

On July 9, 2026, the Company effected a reverse stock split of its common stock at a ratio of 1-for-10. All share and per share amounts disclosed in this Form 10-Q have been adjusted to reflect the reverse split unless otherwise indicated.

Overview

We are an internally managed, Maryland corporation focused on acquiring retail, office and industrial real estate located in major U.S. markets. We elected to be taxed as a REIT for federal income tax purposes. Substantially all of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and the Operating Partnership’s direct and indirect subsidiaries. The Company is the general partner of the Operating Partnership and as of June 30, 2026 owned

99.6% of the outstanding common units of the Operating Partnership. The Company formed a Maryland entity GIP REIT OP Limited LLC in 2018 that owns 0.001% of the Operating Partnership.

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

On June 1, 2026, the Company completed a public offering (the "Offering") of common stock and Common Warrants to purchase shares of common stock (the "Common Warrants"), at a public offering price of $0.21 per share. The Company also offered to each purchaser whose purchase would otherwise result in beneficial ownership exceeding 4.99% (or, at the purchaser's election, 9.99%) of outstanding common stock the option to receive, in lieu of shares, Pre-Funded Warrants (the "Pre-Funded Warrants") exercisable for the same number of shares at a nominal exercise price of $0.0001 per share, with the public offering price per Pre-Funded Warrant equal to the public offering price per share and accompanying Common Warrant, less $0.0001. The Common Warrants have an exercise price of $0.21 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance (June 1, 2031). The Pre-Funded Warrants are exercisable immediately and do not expire until exercised in full. The number of Common Warrants sold did not vary based on the mix of shares and Pre-Funded Warrants purchased; each share or Pre-Funded Warrant sold in the Offering carried one accompanying Common Warrant. If the Company effects a share split, share dividend, reverse stock split or similar event within the two-year period following issuance of the Common Warrants, the exercise price will be reduced to the lowest volume-weighted average price during the five trading days before and after the event, subject to a floor exercise price of $0.0562 per share, with the number of shares issuable proportionately increased to preserve the aggregate exercise price payable.

Pursuant to the Offering, purchasers acquired 22,050,000 Pre-Funded Warrants and 1,775,000 shares of common stock, together with an aggregate of 23,825,000 accompanying Common Warrants, of which 1,775,000 accompanied the shares of common stock and 22,050,000 accompanied the Pre-Funded Warrants, for aggregate gross proceeds of $5,001,060. In connection with the offering, the Company paid the placement agent 7.0% of gross proceeds plus reimbursement of the placement agent's out-of-pocket costs and expenses of $85,000. The Company's directors and executive officers entered into lock-up agreements restricting the sale of common stock for 90 days following closing, subject to certain exceptions.

The Offering closed on June 1, 2026. After deducting the placement agent fee and offering expenses, the Company received net proceeds of $4,565,833.

On July 9, 2026, the Company effected a 1-for-10 reverse stock split of its common stock. The share, per-share and exercise-price amounts discussed above have been adjusted for the reverse stock split.

On July 24, 2026, the Operating Partnership, the Company and the David E. Sobelman Revocable Trust, of which the Company's Chief Executive Officer is trustee, entered into a Debt Conversion Agreement pursuant to which $120,000 of outstanding debt owed by the Operating Partnership to the Sobelman Trust was converted into 162,163 shares of the Company's common stock, at a conversion price of $0.74 per share, the Nasdaq Official Closing Price of the common stock on July 23, 2026.

Our Investments

The following are characteristics of our properties as of June 30, 2026:

•
Creditworthy Tenants. Approximately 58% of our portfolio’s annualized base rent ("ABR") as of June 30, 2026 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency of “BBB-” or better. Our largest tenants are the General Service Administration, Dollar General, and Kohl’s Corporation, PRA Holdings, and City of San Antonio contributed approximately 64% of our portfolio’s annualized base rent.
•
Percentage Leased. Our portfolio is 100% leased and occupied.
•
Contractual Rent Growth. Approximately 92% of the leases in our current portfolio (based on ABR as of June 30, 2026) provide for increases in contractual base rent during future years of the current term or during the lease extension periods.

•
Average Effective Annual Rental per Square Foot. Average effective annual rental per square foot is $16.10.

Given the nature of our leases, our tenants either pay the realty taxes directly or reimburse us for such costs. We believe all of our properties are adequately covered by insurance.

The table below presents an overview of the properties in our portfolio as of June 30, 2026:

Property Type	Location	Rentable Square Feet	Tenant	S&P Credit Rating (1)	IG	Remaining Term (Yrs)	Options (Number x Yrs)	Contractual Rent Escalations (3)	ABR (2)	ABR per Sq. Ft.
Retail	Washington, DC	3,000	7-Eleven Corporation	A-	Y	5.0	2 x 5	Yes	120,000	40.00
Office	Norfolk, VA	49,902	General Services Administration-Navy	AA+	Y	2.5	N/A	Yes	640,742	12.84
Office	Norfolk, VA	22,247	Armed Services YMCA of the U.S.A.	N/A	N/A	8.1	2 x 5	Yes	411,570	18.50
Office	Norfolk, VA	34,847	PRA Holdings, Inc.	BB	N	1.4	1 x 5	Yes	823,909	23.64
Retail	Tampa, FL	3,500	Sherwin Williams Company	BBB	Y	2.3	5 x 5	Yes	126,788	36.23
Office	Manteo, NC	7,543	General Services Administration-FBI	AA+	Y	2.9	1 x 5	Yes	100,682	13.35
Retail	Rockford, IL	15,288	La-Z-Boy Inc.	Not Rated	Not Rated	1.6	4 x 5	Yes	366,600	23.98
Medical-Retail	Chicago, IL	10,947	Fresenius Medical Care Holdings, Inc.	BBB-	Y	7.6	2 x 5	Yes	242,912	22.19
Retail	Tucson, AZ	88,408	Kohl's Corporation	BB-	N	3.8	7 x 5	Yes	864,630	9.78
Retail	San Antonio, TX	50,000	City of San Antonio (PreK)	AAA	Y	3.3	1 x 8	Yes	924,000	18.48
Retail	Bakersfield, CA	18,827	Dollar General Market	BBB	Y	2.3	3 x 5	Yes	361,075	19.18
Retail	Big Spring, TX	9,026	Dollar General	BBB	Y	4.3	3 x 5	Yes	86,041	9.53
Retail	Castalia, OH	9,026	Dollar General	BBB	Y	9.2	3 x 5	Yes	79,320	8.79
Retail	East Wilton, ME	9,100	Dollar General	BBB	Y	4.3	3 x 5	Yes	112,439	12.36
Retail	Lakeside, OH	9,026	Dollar General	BBB	Y	9.2	3 x 5	Yes	81,036	8.98
Retail	Litchfield, ME	9,026	Dollar General	BBB	Y	4.5	3 x 5	Yes	92,961	10.30
Retail	Mount Gilead, OH	9,026	Dollar General	BBB	Y	4.3	3 x 5	Yes	85,924	9.52
Retail	Thompsontown, PA	9,100	Dollar General	BBB	Y	4.6	3 x 5	Yes	85,998	9.45
Office	Vacaville, CA	11,014	General Services Administration	AA+	Y	0.4	N/A	No	257,050	23.34
Retail	Santa Maria, CA	14,490	Walgreens (4)	Not Rated	N	6.0	N/A	No	369,000	25.47
Retail	Ames, IA	30,259	Best Buy Co., Inc.	BBB+	Y	4.0	2 x 5	Yes	452,372	14.95
Retail	Sanford, FL	4,108	Zaxby's	Not Rated	Not Rated	13.7	4 x 5	Yes	243,800	59.35
Retail	Cleveland, TN	10,640	Dollar General	BBB	Y	10.1	5 x 5	Yes	119,728	11.25
Retail	Kernersville, NC	19,097	Tractor Supply	BBB	Y	9.3	4 x 5	Yes	318,150	16.66
Tenants - All Properties		457,447							$7,366,727	$16.10
(1)
Tenant, or tenant parent, rated entity.
(2)
Annualized cash base rental income in place as of June 30, 2026. Our leases do not include tenant concessions or abatements.
(3)
Includes rent escalations available from lease renewal options.
(4)
Tenant has the right to terminate the lease as of March 31, 2032, March 31, 2037, March 31, 2042, March 31, 2047, March 31, 2052, and March 31, 2057.

Distributions

From inception through June 30, 2026, we have distributed $5,031,548 to common stockholders.

Recent Developments

Brown Family Enterprises - Note Restructuring and LLC Interest Transfers

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

On February 10, 2026, Brown sold and assigned the note to Silverback Capital Corporation ("Silverback"), an unrelated third party. Concurrent with the assignment, the Company entered into an Amended and Restated Convertible Note with Silverback in the principal amount of $551,437, and issued to Brown a Retained Balance Promissory Note in the principal amount of $600,000, bearing interest at 0% per annum. On March 3, 2026, the Retained Balance Note was satisfied in full through the transfer of one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC (the "DC Entity") to Brown pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement. As a result of the transfer, the Company recognized a loss on transfer of LLC interests in satisfaction of debt of $185,069 during the six months ended June 30, 2026.

On June 16, 2026, the Company, Generation Income Properties, LP ("GIP LP"), and Brown Family Enterprises, LLC ("Brown") entered into an Assignment of Limited Liability Company Interests and Termination Agreement (the "Termination Agreement"), pursuant to which Brown assigned, transferred, and conveyed 100% of the limited liability company interests in the DC Entity back to GIP LP, the Company paid Brown $600,000 in cash, and the Original Agreement described above, including the Participation Right and all other rights and obligations thereunder, was terminated in its entirety, with mutual releases exchanged by the parties. The DC Property continues to be encumbered by the mortgage loan held by Valley National Bank, which remained the obligation of the DC Entity throughout and was unaffected by the Termination Agreement.

Silverback Capital Corporation - Convertible Note

On February 10, 2026, the Company entered into an Amended and Restated Convertible Note with Silverback Capital Corporation (the "Noteholder") in the principal amount of $551,437, bearing interest at 9% per annum and maturing February 24, 2027. The note is convertible into shares of the Company's common stock at a conversion price equal to 80% of the average of the three lowest trading prices of the Company's common stock during the ten trading days preceding conversion, subject to a floor price of $0.10 per share and a 19.99% exchange cap on total shares issuable without stockholder approval. The Company has determined that the note will be settled entirely through the issuance of up to 2,400,000 shares of common stock reserved for conversion. Accordingly, upon issuance, the Company recorded the full principal amount of $551,437 as an increase to stockholders' equity, consisting of $24,000 to common stock at par value of $0.01 per share and $527,437 to additional paid-in capital. No liability has been recorded on the Company's consolidated balance sheet in connection with the note. During the three and six months ended June 30, 2026, 557,000 and 1,053,930 shares, respectively, were delivered to the Noteholder. As of June 30, 2026, the outstanding balance of the convertible note was approximately $295,040 and 1,346,070 shares remain reserved for future delivery under the note. See Note 9 - Debt for additional information.

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

Sale of Morrow, Georgia Property - Dollar Tree

On April 17, 2026, the Company, completed the sale of its Dollar Tree-occupied net lease retail property located in Morrow, Georgia for a purchase price of $1,458,000, resulting in net proceeds to the Company of $639,152.

Sale of 10002 N. Dale Mabry Highway, Tampa, Florida - Starbucks

On May 22, 2026, the Company completed the sale of its Starbucks-occupied net lease retail property located at 10002 N. Dale Mabry Highway, Tampa, Florida for a gross purchase price of $2,964,000, resulting in net proceeds to the Company of $1,959,170.

Assets Held for Sale

On April 30, 2026, the Company’s indirect wholly owned subsidiary, GIPCA 991 Nut Tree Road, LLC, entered into an agreement to sell its property located in Vacaville, California, net leased to the United States of America acting through the General Services Administration, for $2,475,000. The Company reclassified the property as held for sale effective April 30, 2026; its carrying amount did not exceed its estimated fair value less costs to sell, and no impairment loss was recognized. The sale closed on July 15, 2026, resulting in net cash proceeds of approximately $2,356,757 and a gain on sale of approximately $301,000. See Note 12 - Subsequent Events.

On June 19, 2026, seven of the Company’s indirect wholly owned subsidiaries entered into an agreement to sell a portfolio of net lease retail properties in Big Spring, Texas; Mount Gilead, Ohio; East Wilton, Maine; Litchfield, Maine; Thompsontown, Pennsylvania; Castalia, Ohio; and Lakeside, Ohio, each occupied by Dollar General, for an aggregate purchase price of $7,320,000. On July 22, 2026, the parties entered into a First Amendment to the Purchase and Sale Agreement, which removed the Litchfield, Maine property and reduced the aggregate purchase price for the remaining six properties to $6,246,221. The Company reclassified the six remaining DG Properties as held for sale effective June 19, 2026, and, based on estimated sales proceeds of $5,871,447, net of transaction costs, recognized an impairment loss of $668,649 in its consolidated statement of operations for the six months ended June 30, 2026.

On June 22, 2026, the Company’s indirect wholly owned subsidiary, GIPIL 3134 W 76th Street, LLC, entered into a Purchase and Sale Agreement to sell its Fresenius-occupied net lease medical property located in Chicago, Illinois for a purchase price of $2,800,000. The Company reclassified the property as held for sale effective June 22, 2026; its carrying amount did not exceed its estimated fair value less costs to sell, and no impairment loss was recognized.

Amendments to Series B-1 and Series B-2 Preferred Units

On July 16, 2026, the Operating Partnership, the Company and LMB Owenton I LLC entered into an Eighth Amendment to the Amended and Restated Limited Partnership Agreement and Series B-1 Standstill and Omnibus Consent, pursuant to which LMB Owenton I LLC irrevocably waived its right to require cash redemption of the Series B-1 Preferred Units. In its place, the holder may tender its Series B-1 Preferred Units for exchange into shares of the Company’s common stock on a one-for-one basis (as adjusted for the Company’s 1-for-10 reverse stock split effected July 9, 2026), unless the Company elects to settle in cash or a combination of cash and stock. The $0.117 per unit quarterly preferred return was unchanged.

Also on July 16, 2026, the Operating Partnership, the Company and Lloyd M. Bernstein entered into a Ninth Amendment to the Amended and Restated Limited Partnership Agreement and Series B-2 Omnibus Consent and Amendment to Related Agreements, pursuant to which Bernstein irrevocably waived his cash redemption rights with respect to the Series B-2 Preferred Units in favor of a right, beginning February 6, 2027, to tender his units for exchange into common stock on a one-for-one basis (as similarly adjusted for the reverse stock split), unless the Company elects to settle in cash or a combination of cash and stock. The Ninth Amendment also increased the Series B-2 Preferred Return from $0.33 to $0.39 per unit per year.

Based on these changes, the Company has determined that, subsequent to the applicable amendment effective date, the Series B-1 and Series B-2 Preferred Units will no longer be redeemable for cash at the holder’s option and will be reclassified from temporary equity to permanent equity. The Company entered into these amendments in connection with its strategy to retain continued listing on the NASDAQ exchange, for which the Company had previously been granted an extension through August 4, 2026.

Debt Conversion - Related Party

On July 24, 2026, the Operating Partnership, the Company and the Sobelman Trust, of which the Company’s Chief Executive Officer is trustee and the holder of the note evidencing a $610,000 executive loan made to the Company in May 2025, entered into a Debt Conversion Agreement pursuant to which $120,000 of the outstanding debt was converted into 162,163 shares of the Company’s common stock at a conversion price of $0.74 per share, the Nasdaq Official Closing Price of the common stock on July 23, 2026. The converted portion of the debt was deemed paid in full and extinguished upon conversion, reducing the outstanding principal balance under the note to $490,000.

Reverse Stock Split

On July 9, 2026, the Company completed a 1-for-10 reverse stock split of the Company’s common stock. The Reverse Stock Split took legal effect at 5:00 p.m. Eastern Time on July 9, 2026, and the Company’s common stock began trading on a split-adjusted basis at market open on July 10, 2026, under a new CUSIP number (37149D402); the Company’s trading symbol, GIPR, did not change.

At the effective time, every ten shares of the Company’s common stock issued and outstanding were automatically reclassified and combined into one issued and outstanding share, without any change in par value per share. No fractional shares were issued; any stockholder otherwise entitled to a fractional share instead received a full additional share to round up to the next whole share. Proportional adjustments were made to all outstanding warrants, restricted stock, restricted stock units, and the exchange ratios applicable to the Operating Partnership’s Series A Redeemable Preferred Units, Series B-1 Preferred Units and Series B-2 Preferred Units.

Nasdaq Stockholders’ Equity Compliance

As a result of the Eighth Amendment, Ninth Amendment and Debt Conversion Agreement described above, the Company believes that, as of the date the condensed consolidated financial statements were issued, it has stockholders’ equity in excess of $5 million. Nasdaq will continue to monitor the Company’s ongoing compliance with the applicable stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, the Company may be subject to delisting.

On August 10, 2026, the Company received formal notification from Nasdaq confirming that the Company has regained compliance with the Equity Requirement. As stated in Nasdaq's notification, the Company will be subject to a mandatory panel monitor for a period of one year from August 10, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the "Staff") finds the Company is again out of compliance with the Equity Requirement, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearing panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to a deficiency under the Equity Requirement that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency.

Nasdaq Minimum Bid Requirement Compliance

On August 6, 2026, we received written notice from Nasdaq staff that we are not eligible for a second 180-day compliance period to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”) because we do not satisfy the $1,000,000 minimum market value of publicly held shares requirement under Listing Rule 5550(b)(1)(A). Staff stated that this additional deficiency is a further basis for delisting our securities and will be considered by the Panel together with the pending matter regarding the Equity Requirement described above. We were given until August 13, 2026 to submit our written views on this additional deficiency to the Panel. On August 13, 2026, we submitted our written views on this additional deficiency to the Panel.

Results of Operations

Operating results for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

Revenue

During the three and six months ended June 30, 2026, total revenue from operations were $2,110,654 and $4,294,858, as compared to $2,432,270 and $4,813,865 for the three and six months ended June 30, 2025. Revenue decreased by $321,616 and $519,007 during the three and six months ended June 30, 2026, respectively, compared with the three and six months ended June 30, 2025, primarily driven by property dispositions.

During the three and six months ended June 30, 2026, we incurred total operating expenses of $3,684,705 and $7,105,601, as compared to $4,805,285 and $8,662,661, for the three and six months ended June 30, 2025. Operating expenses decreased overall by $1,120,580 and $1,557,060, respectively, as follows:

	Three months ended June 30,
	2026	2025	Change
General and administrative expense	$659,780	$552,893	$106,887
Building expenses	644,871	703,118	(58,247)
Depreciation and amortization	1,058,290	1,264,581	(206,291)
Interest expense, net	1,019,618	2,084,751	(1,065,133)
Compensation costs	302,146	199,942	102,204
Total expenses	$3,684,705	$4,805,285	$(1,120,580)

	Six months ended June 30,
	2026	2025	Change
General and administrative expense	$1,066,223	$1,058,271	$7,952
Building expenses	1,154,609	1,339,343	(184,734)
Depreciation and amortization	2,192,718	2,557,342	(364,624)
Interest expense, net	2,001,216	3,267,018	(1,265,802)
Compensation costs	690,835	440,687	250,148
Total expenses	$7,105,601	$8,662,661	$(1,557,060)
•
General, administrative and organizational costs remained relatively flat, year-over year, with an increase of $106,887 and $7,952, for the three and six months ended June 30, 2026 compared to the same period in 2025, primarily due to legal costs.
•
Building expenses decreased by $58,247 and $184,734 for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to the reduction in the portfolio from prior year and current period property dispositions.
•
Depreciation and amortization decreased by $206,291 and $364,624 for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to the reduction in the portfolio from prior year and current period property dispositions.
•
Interest expense, net decreased by $1,065,133 and $1,265,802 for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to reduced outstanding mortgage and non-controlling interests balances resulting from prior year property dispositions.
•
Compensation costs increased by $102,204 and $250,148 for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to restricted stock compensation recognized during 2026.

Net loss

During the three and six months ended June 30, 2026 and 2025, we generated a net losses of $983,628 and $2,249,775, and $3,466,521 and $5,263,981, respectively.

Net income attributable to non-controlling interests

During the three and six months ended June 30, 2026 and 2025, net income attributable to non-controlling interest was $97,271 and $962,259, and $956,107 and $1,890,506, respectively.

Net loss attributable to common shareholders

During the three and six months ended June 30, 2026 and 2025, we generated net losses attributable to our shareholders of $1,080,899 and $3,212,034, and $4,422,628, and $7,154,487, respectively.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from offerings of our equity securities, cash flow from operations, proceeds from property dispositions, and borrowings under credit facilities. As of June 30, 2026, we had total cash (unrestricted and restricted) of $2,064,161, properties with a gross cost basis of $79,068,624 and outstanding mortgage loans with a principal balance of $47,754,313.

As a result of our recurring losses, our projected cash requirement to cover operating needs, and our current liquidity, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued. Management's plans to address this uncertainty include additional equity offerings, refinancing and extending terms for preferred equity and loans, optimizing portfolio assets, and potentially divesting where property performance has not met management objectives or where market conditions provide favorable opportunities.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

CEO Guaranty Arrangements

Our President and CEO has personally guaranteed repayment of the $1.2 million loan secured by our Sherwin-Williams - Tampa, FL property and has provided a guaranty of the nonrecourse carveout liabilities and obligations for the GSA and PRA Holdings, Inc. - Norfolk, VA mortgage loans with an aggregate principal balance of approximately $11.1 million. During the three and six months ended June 30, 2026 and 2025, the Company incurred guaranty fee expense of $60,250 and $122,115, respectively, payable to our President and CEO, of which $632,757 remained payable as of June 30, 2026.

On May 29, 2025, the Company's President and CEO provided a $610,000 loan to the Company to fund closing costs in connection with two property dispositions, bearing interest at 5.75% per annum. The loan was extended to December 31, 2025 and remained unpaid as of June 30, 2026. Subsequent to quarter end, on July 24, 2026, $120,000 of the outstanding debt was converted into 162,163 shares of the Company's common stock, reducing the outstanding principal balance to $490,000. See Note 10 and Note 12 for additional information.

On February 12, 2026, GIPVA 2510 Walmer Ave, LLC, one of our subsidiaries, entered into a $125,000 loan transaction with QCCR Investments, LLC, an affiliate of a member of the Company's board of directors, bearing interest at 12% per annum and secured by 100% of the Company's equity interest in the subsidiary. The loan was repaid in full, together with accrued interest, during the three months ended June 30, 2026.

We currently obtain the capital required to primarily invest in and manage a diversified portfolio of commercial net lease real estate investments and conduct our operations from the proceeds of equity offerings, debt financings, preferred minority interest obtained from third parties, issuance of Operating Partnership units and from any undistributed funds from our operations.

As of June 30, 2026 and December 31, 2025, we had accounts payable, accrued expenses and insurance payable totaling $4,131,764 and $3,812,206, respectively.

Outstanding mortgage loans payable consisted of the following as of June 30, 2026 and December 31, 2025, respectively:

Occupying Tenant	Property Location	Original Loan Amount		Interest Rate at 12/31/2025		Maturity Date	Balance at 06/30/2026	Balance at 12/31/2025	Debt Service Coverage Ratios ("DSCR") Required
7-Eleven Corporation	Washington, D.C.	$750,000		6.50%		6/13/2030	$1,100,000	$1,100,000	1.50
General Services Administration-Navy & AYMCA	Norfolk, VA	8,260,000		6.15%		8/30/2029	6,825,292	6,926,665	1.25
PRA Holdings, Inc.	Norfolk, VA	5,216,749		6.15%		8/23/2029	4,229,570	4,291,659	1.25
Sherwin Williams Company	Tampa, FL	1,286,664		3.72%	(a)	8/10/2028	1,205,324	1,222,259	1.20
General Services Administration-FBI	Manteo, NC	928,728	(b)	3.85%	(c)	3/31/2032	895,122	866,868	1.50
La-Z-Boy Inc.	Rockford, IL	2,100,000		3.85%	(c)	3/31/2032	1,932,892	1,960,814	1.50
Fresenius Medical Care Holdings, Inc.	Chicago, IL	1,727,108	(b)	3.85%	(c)	3/31/2032	1,664,551	1,612,010	1.50
Starbucks Corporation	Tampa, FL	1,298,047	(b)	3.85%	(c)	3/31/2032	-	1,211,508	1.50
Kohl's Corporation	Tucson, AZ	3,964,745	(b)	3.85%	(c)	3/31/2032	3,821,105	3,700,494	1.50
City of San Antonio (PreK)	San Antonio, TX	6,444,000	(d)	7.47%	(a)	8/10/2028	6,162,006	6,223,604	1.50
Dollar General Market	Bakersfield, CA	2,428,000	(d)	7.47%	(a)	8/10/2028	2,321,749	2,344,958	1.50
Dollar General	Big Spring, TX	635,000	(d)	7.47%	(a)	8/10/2028	607,212	613,282	1.50
Dollar General	Castalia, OH	556,000	(d)	7.47%	(a)	8/10/2028	531,669	536,984	1.50
Dollar General	East Wilton, ME	726,000	(d)	7.47%	(a)	8/10/2028	694,230	701,170	1.50
Dollar General	Lakeside, OH	567,000	(d)	7.47%	(a)	8/10/2028	542,188	547,608	1.50
Dollar General	Litchfield, ME	624,000	(d)	7.47%	(a)	8/10/2028	596,693	602,658	1.50
Dollar General	Mount Gilead, OH	533,000	(d)	7.47%	(a)	8/10/2028	509,676	514,770	1.50
Dollar General	Thompsontown, PA	556,000	(d)	7.47%	(a)	8/10/2028	531,669	536,984	1.50
Dollar Tree Stores, Inc.	Morrow, GA	647,000	(d)	7.47%	(a)	8/10/2028	-	624,871	1.50
General Services Administration	Vacaville, CA	1,293,000	(d)	7.47%	(a)	8/10/2028	1,236,417	1,248,777	1.50
Walgreens	Santa Maria, CA	3,041,000	(d)	7.47%	(a)	8/10/2028	2,907,924	2,936,993	1.50
Best Buy Co., Inc.	Ames, IA	2,495,000		6.29%	(a)	8/23/2029	2,495,000	2,495,000	1.50
Zaxby's	Sanford, FL	2,947,000		6.29%	(e)	5/14/2026	2,645,822	2,482,944	1.30
Dollar General	Cleveland, TN	1,350,000		3.50%	(e)	5/14/2026	1,148,844	1,224,544	1.25
Tractor Supply	Kernersville, NC	3,507,000		2.90%		10/22/2031	3,149,358	3,184,170	1.20
		$53,881,041					$47,754,313	$49,711,594
						Less Debt Discount, net	(627,836)	(701,489)
						Less Debt Issuance Costs, net	(344,800)	(319,329)
							$46,781,677	$48,690,776

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

The Company amortized debt issuance costs and debt discount during the three and six months ended June 30, 2026 and 2025 to interest expense of approximately $71,752 and $120,938, and $43,104 and $147,322, respectively.. The Company incurred debt issuance costs of $121,374 and $72,290 during the six months ended June 30, 2026 and 2025.

Each mortgage loan requires the Company to maintain certain debt service coverage ratios as noted above. In addition, two mortgage loans, one encumbered by four properties and requiring a 1.50 DSCR, and another standalone mortgage loan requiring a 1.50 DSCR, require the Company to maintain a 54% loan to fair market stabilized value ratio. Fair market stabilized value shall be determined by the lender by reference to acceptable guides and indices or appraisals from time to time at its discretion. As of June 30, 2026, the Company was in compliance with all covenants.

Minimum required principal payments on our debt as of June 30, 2026 are as follows:

	Mortgage Loans	Loan Payable - Related Party	Total
2026 (6 months remaining)	$1,796,194	$6,148,651	$7,944,845
2027	1,445,276	-	1,445,276
2028	18,479,733	-	18,479,733
2029	13,315,723	-	13,315,723
2030	790,409	-	790,409
Thereafter	11,926,978	-	11,926,978
	$47,754,313	$6,148,651	$53,902,964

On February 8, 2023, we entered into new Amended and Restated Limited Liability Company Agreements for the Norfolk, Virginia properties, GIPVA 2510 Walmer Ave, LLC ("GIPVA 2510") and GIPVA 130 Corporate Blvd, LLC ("GIPVA 130"), in which we, as the sole member of GIPVA 2510 and GIPVA 130, admitted a new preferred member, Brown Family Enterprises, LLC, through the issuance of preferred membership interests in the form of Class A Preferred Units of GIPVA 2510 and GIPVA 130. GIPVA 2510 and GIPVA 130 (the “Virginia SPEs”) hold our Norfolk, Virginia properties. In addition, both of the Virginia SPEs and Brown Family Enterprises, LLC entered into Unit Purchase Agreements in which GIPVA 2510 issued and sold 180,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,800,000, and GIPVA 130 issued and sold 120,000 Class A Preferred Units at a price of $10.00 per unit for an aggregate price of $1,200,000. The Operating Partnership is the general manager of the subsidiary while Brown Family Enterprises, LLC is a preferred equity member. Pursuant to the agreement, we are required to pay the preferred equity member a 7% IRR paid on a monthly basis and will share in 16% of the equity in each of the Virginia SPEs upon a capital transaction resulting in distributable proceeds. After 24 months, Brown Family Enterprises, LLC has the right to redeem the preferred equity at redemption value. On July 25, 2024, we entered into First Amendments to the Second Amended and Restated Limited Liability Company Agreements, dated as of February 8, 2023, for each of these entities revising the redemption date from February 8, 2025 to February 8, 2027. Because of the redemption right, the non-controlling interest is presented as temporary equity at an aggregated redemption value of $3,000,000 as of June 30, 2026.

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

Cash from Operating Activities

Net cash used in operating activities was $644,134 and $519,833 for the six months ended June 30, 2026 and 2025, respectively.

Cash from Investing Activities

Net cash provided by investing activities was $3,514,566 and $10,333,595 for the six months ended June 30, 2026 and 2025, respectively.

Cash from Financing Activities

Net cash used in financing activities was $7,005,087 and $10,070,571 for the six months ended June 30, 2026 and 2025, respectively.

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

The following tables reconcile net income (net loss), which we believe is the most comparable GAAP measure, to FFO, Core FFO, AFFO and Core AFFO:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025

Net loss	$(983,628)	$(3,466,521)		$(2,249,775)	$(5,263,981)
Other expense	-	-		237	286
Loss (gain) on derivative valuation	195,952	122,326		(351,803)	415,825
Depreciation and amortization	1,058,290	1,264,581		2,192,718	2,557,342
(Gain) loss on sale of property	(1,089,754)	-		(1,089,754)	-
(Gain) loss on held for sale asset valuation	668,649	-		668,649	-
Loss on transfer of LLC interests in satisfaction of debt	-	-		185,069	-
Funds From Operations	$(150,491)	$(2,079,614)		$(644,659)	$(2,290,528)
Amortization of debt issuance costs	36,630	46,104		47,285	88,637
Amortization of debt discount	35,122	47,720		73,653	58,685
Non-cash stock compensation	75,000	-		255,000	-
Write-off of deferred financing costs	26,634	286,219		26,634	286,219
Adjustments to Funds From Operations	$173,386	$380,043		$402,572	$433,541
Core Funds From Operations	$22,895	$(1,699,571)		$(242,087)	$(1,856,987)

Net loss	$(983,628)	$(3,466,521)		$(2,249,775)	$(5,263,981)
Other expense	-	-		237	286
Loss (gain) on derivative valuation	195,952	122,326		(351,803)	415,825
Depreciation and amortization	1,058,290	1,264,581		2,192,718	2,557,342
Amortization of debt issuance costs	36,630	46,104		47,285	88,637
Amortization of debt discount	35,122	47,720		73,653	58,685
Above and below-market lease amortization, net	1,394	55,433		3,420	115,395
Straight line rent, net	(14,923)	(12,138)		(32,671)	29,370
Adjustments to net loss	$1,312,465	$1,524,026		$1,932,839	$3,265,540
Adjusted Funds From Operations	$328,837	$(1,942,495)		$(316,936)	$(1,998,441)

Dead deal expense	$-	$-		$-	$27,894
(Gain) loss on held for sale asset valuation	668,649	-		668,649	-
(Gain) loss on sale of property	(1,089,754)	-	-	(1,089,754)	-
Loss on extinguishment of debt	-	926,398		26,634	926,398
Loss on transfer of LLC interests in satisfaction of debt	-	-		185,069	-
Non-cash stock compensation	75,000	-		255,000	-
Write-off of deferred financing costs	26,634	286,219		26,634	286,219
Adjustments to Adjusted Funds From Operations	$(319,471)	$1,212,617		$72,232	$1,240,511
Core Adjusted Funds From Operations	$9,366	$(729,878)		$(244,704)	$(757,930)

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

Management, with the participation of our CEO and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management, including our CEO and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in internal control over financial reporting.

There were changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including the remediation of the previously identified material weakness.

•
Management has completed the remediation of the material weakness relating to (1) the correct Independent Registered Public Accounting Firm audit report being filed with the Form 10-K and (2) the going concern disclosures in the consolidated financial statements fully complying with accounting principles generally accepted in the United States of America. This material weakness resulted in an initial filing a Form 10-K with an incorrect audit report and incomplete disclosure regarding the Company’s ability to continue as a going concern. Specifically, during the quarter we adopted a procedure that requires the Vice President of Accounting and Finance to review and compare the final EDGAR proof to the final reviewed copy of the Company's 10-K or such other report to be filed with the SEC; and
•
Increased senior management's direction and review of the 10-K or such other report reporting process to ensure compliance with existing Company internal controls;

Based on these actions and the results of testing, management concluded that the material weakness has been remediated as of June 30, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently subject to any lawsuits, claims or other legal proceedings, except as described below.

On or around March 27, 2026, the Company's operating partnership (Generation Income Properties, L.P.) and David Sobelman, the Company's President and CEO, were sued in Alabama Circuit Court by Chase Commercial Realty, Inc. in a collection action under a promissory note issued by the operating partnership and under personal guaranty by Mr. Sobelman relating to an unpaid brokerage commission payable to the plaintiff. On June 8, 2026, the Company paid a total of $390,000 in full satisfaction of the amount due under the promissory note, inclusive of interest, late fees, and attorneys' fees, and the previously accrued liability was relieved.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended, except as disclosed below.

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

Minimum Stockholders’ Equity Requirement

In August 2025, we received notice from the Listing Qualifications staff of Nasdaq (the "Staff") notifying us that we no longer maintained at least $2.5 million in stockholders' equity, as required under Nasdaq Listing Rule 5550(b)(1) (the "Equity Requirement") and that we also did not meet any other alternative standard. On October 6, 2025, we submitted to the Staff a written plan to become compliant with the Equity Requirement and were given until February 5, 2026, to regain compliance. Because we were unable to regain compliance by such date, on February 5, 2026, the Staff provided written notification that the trading of our common stock and warrants would be suspended at the open of business on February 17, 2026 unless the Company appealed the Staff's determination to the Nasdaq Hearings Panel (the "Panel"). We thereafter timely appealed the Staff's determination, and on March 24, 2026, a hearing was held before the Panel, during which time we requested an extension of time and submitted a plan to regain compliance with both the Equity Requirement and Minimum Bid Requirement (as described below) by August 2026, with such plan consisting of a combination of property sales, capital raises, and a reverse stock split. By decision dated April 17, 2026, the Panel granted us an extension through August 4, 2026, to evidence compliance and stated that this extension represents the full extent of the Panel's discretion. On August 10, 2026, the Company received formal notification from Nasdaq confirming that the Company has regained compliance with the Equity Requirement. As stated in Nasdaq’s notification, the Company will be subject to a mandatory panel monitor for a period of one year from August 10, 2026. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company is again out of compliance with the Equity Rule, then the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearing panel if the initial Panel is unavailable.

Minimum Bid Requirement

On January 28, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). We were provided an initial compliance period of 180 calendar days, or until July 27, 2026, to regain compliance with the Minimum Bid Requirement, which required the closing bid price of our common stock to meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to that date. We did not regain compliance by July 27, 2026.

On August 6, 2026, we received written notice from the Staff that the Company is not eligible for a second 180-calendar-day compliance period with respect to the Minimum Bid Requirement because we do not meet the $1,000,000 minimum market value of publicly held shares requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1)(A). The Staff notified us that this additional deficiency will serve as a further basis for delisting our securities from Nasdaq and will be considered by the Panel together with the pending matter regarding the Equity Requirement described above. We were given until August 13, 2026 to submit our views on this additional deficiency to the Panel in writing. There can be no assurance that the Panel will grant continued listing to our common stock and warrants in light of this additional basis for delisting.

New Nasdaq Rule regarding Market Value of Listed Securities

On January 13, 2026, Nasdaq filed a proposed rule change with the Securities and Exchange Commission, or SEC, to adopt a new continued listing requirement requiring the maintenance of a minimum Market Value of Listed Securities, or MVLS, of at least $5.0 million. Under the proposal, a company that fails to maintain an MVLS of at least $5 million for 30 consecutive business days would be subject to suspension and delisting proceedings with no cure right and limited appeal rights. The rule change applies to companies listed on the Nasdaq Capital Market, including the Company. The proposed rule was approved by the SEC on July 22, 2026, and was subsequently stayed on July 29, 2026, pending review by the SEC. It’s not certain whether or when the MVLS rule will retake effect.

As we do not currently maintain a MVLS of at least $5.0 million and, to the extent our MVLS does not exceed $5.0 million within 30 consecutive business days of the MVLS rule retaking effect, we expect to be in violation of the new rule, which could trigger an immediate suspension and delisting from Nasdaq. A delisting under this rule would have adverse consequences on our common stock, including reduced liquidity, limited market quotations, diminished analyst coverage, and impaired ability to raise capital. We can provide no assurance that we will be able to regain compliance with this new MVLS requirement or that any actions we may take to increase our MVLS, such as additional capital raising, will be successful or will not have other adverse effects on our stockholders.

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

We have significant near-term debt maturities and liquidity needs and may not be able to refinance or repay these obligations on acceptable terms, or at all.

As of June 30, 2026, we had approximately $5.5 million of debt maturing in October 2026 related to loans from Brown Family Enterprises. We are pursuing refinancing and other capital solutions to address these obligations; however, there can be no assurance that we will be able to refinance or repay such indebtedness on acceptable terms, in a timely manner, or at all.

Our ability to meet these obligations depends on, among other things, our ability to execute on our liquidity initiatives, including refinancing or extending existing indebtedness, optimizing portfolio performance and selectively disposing of assets. Over the next twelve months, we expect to prioritize strengthening our balance sheet and liquidity by opportunistically marketing and selling a select group of income-producing properties.

If we are unable to successfully implement these initiatives, we may face liquidity constraints and could be required to pursue alternatives such as asset sales on unfavorable terms, restructuring our indebtedness or curtailing operations, any of which could materially adversely affect our business, financial condition and results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred recurring losses, have significant projected cash needs and currently have limited liquidity. As a result, substantial doubt exists about our ability to continue as a going concern for one year after the date our financial statements are issued, and our independent registered public accounting firm’s report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the successful execution of management’s plan to improve our liquidity and profitability, and there can be no assurance that these efforts will be successful. If we are unable to improve our liquidity and operating results, generate sufficient cash flow, repay or refinance our indebtedness when due, or otherwise continue as a going concern, we may be required to curtail operations, sell assets, restructure our indebtedness or pursue other alternatives on unfavorable terms. Any of these events could materially adversely affect our business, financial condition and the value of our securities.

If we are not able to timely redeem the remaining LC2 Preferred Equity in GIP SPE, the redemption amount of the LC2 Preferred Equity may materially increase and LC2 will have the right to take over the management of GIP SPE in a way that may materially adversely affect our equity interest in GIP SPE.

In connection with the Company's purchase in August 2023 of a portfolio of properties from Modiv Inc., the Operating Partnership formed GIP SPE to acquire and hold the properties acquired from Modiv. As partial financing for the property acquisition, GIP SPE received a $12.0 million preferred equity investment from LC2, and the GIP SPE Operating Agreement provided that GIP SPE was required to redeem in full all of the LC2 Preferred Equity, including the preferred return thereon, on or before August 10, 2026. On August 10, 2026, GIP SPE and LC2 entered into an amendment to the GIP SPE Operating Agreement extending this redemption deadline from August 10, 2026 to August 31, 2026. The amendment did not extend the date of the Company's remaining 12-month extension option (which, if exercised, would extend the redemption deadline only to August 10, 2027) and did not constitute a determination that the Company had satisfied the conditions required to exercise that option. If those conditions are satisfied prior to August 31, 2026, the Company will have the right to further extend the redemption deadline to August 10, 2027; if not, the redemption deadline will remain August 31, 2026. Through August 1, 2026, GIP SPE has redeemed an aggregate of $13,629,557, leaving a remaining balance of $7,959,915 to be redeemed as of August 1, 2026. The Company is seeking to fund the remaining redemption amount through a combination of the above-described property sales, the proceeds of this Offering, and a potential bridge loan or refinancing transaction, but there is no assurance that the Company will be able to fund all or a portion of the remaining redemption amount before August 31, 2026. If GIP SPE cannot fully redeem the LC2 Preferred Equity on or before August 31, 2026 (or, if the Company's remaining 12-month extension option is validly exercised, August 10, 2027), then LC2 may enforce its rights under the GIP SPE Operating Agreement, which would include the right of LC2 to replace the manager of GIP SPE (and thereby take control of GIP SPE and the properties held by it), list and sell the properties held by GIP SPE without the approval of the Company, increase the preferred return of the LC2 Preferred Equity to an annual cumulative rate of 18%, compounded monthly, and charge and collect an additional fee of 1% of the total capital contributions made by LC2. Any or all of these actions could materially and adversely affect our rights and the value of our equity interest with respect to GIP SPE. As of August 1, 2026, a total of 8 properties are held through GIP SPE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

None.

(c)
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) The following matters occurred during or shortly after the quarter ended June 30, 2026, that were not previously disclosed on a Current Report on Form 8-K:

Reacquisition of GIPDC 3707 14th St. LLC (7-Eleven, Washington, D.C.)

On March 3, 2026, the Company transferred one hundred percent (100%) of the limited liability company interests of GIPDC 3707 14th St. LLC (the "DC Entity"), the entity owning the net lease retail property located at 3707-3711 14th Street NW, Washington, D.C. (the "DC Property"), to Brown Family Enterprises, LLC ("Brown"), a related party, pursuant to an Assignment of Limited Liability Company Interests and Satisfaction Agreement (the "Original Agreement"). As additional consideration, the Company retained a contingent right (the "Participation Right") to receive fifty percent (50%) of net sale proceeds from any future sale of the DC Property in excess of a $600,000 return-of-capital threshold to Brown.

On June 16, 2026, the Company, Generation Income Properties, LP ("GIP LP"), and Brown entered into an Assignment of Limited Liability Company Interests and Termination Agreement (the "Termination Agreement"), pursuant to which (i) Brown assigned, transferred, and conveyed 100% of the limited liability company interests in the DC Entity back to GIP LP, (ii) the Company paid Brown $600,000 in cash, and (iii) the Original Agreement, including the Participation Right and all other rights and obligations thereunder, was terminated in its entirety, with mutual releases exchanged by the parties.

Portfolio of Six Dollar General Properties (Maine, Ohio, Pennsylvania, and Texas)

On June 19, 2026, the Company, through indirect wholly owned subsidiaries, entered into an agreement to sell a portfolio of net lease retail properties located in Big Spring, Texas; Mount Gilead, Ohio; East Wilton, Maine; Litchfield, Maine; Thompsontown, Pennsylvania; Castalia, Ohio; and Lakeside, Ohio (collectively, the "DG Properties"), each occupied by Dollar General, for an aggregate purchase price of $7,320,000. On July 22, 2026, the parties entered into a First Amendment to the Purchase and Sale Agreement, which removed the Litchfield, Maine property from the transaction and reduced the aggregate purchase price for the remaining six properties to $6,246,221.

3134 West 76th Street, Chicago, Illinois (Fresenius)

On June 22, 2026, the Company's indirect wholly owned subsidiary, GIPIL 3134 W 76th Street, LLC, entered into an agreement to sell its Fresenius-occupied net lease medical property located in Chicago, Illinois (the "Fresenius Property") for a purchase price of $2,800,000.

Extension of LC2-NNN Pref, LLC Preferred Equity Redemption Deadline

On August 10, 2026, the Company entered into an amendment to the GIP SPE Operating Agreement extending the Mandatory Redemption Date from August 10, 2026 to August 31, 2026. The amendment does not itself constitute an exercise of the Company's second 12-month extension option under the GIP SPE Operating Agreement, and the parties expressly acknowledged that the Company had not yet satisfied the conditions required to exercise that option as of the amendment date. If those conditions are satisfied prior to August 31, 2026, the Company will have the right to further extend the Mandatory Redemption Date to August 10, 2027 (which, if exercised, would carry the same extension fee, preferred return rate increase, and other conditions described above). If the conditions are not satisfied prior to August 31, 2026, the Mandatory Redemption Date will remain August 31, 2026.

(b) None.

(c) During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following documents are filed as a part of this report or are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Generation Income Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 1-A/A filed on January 28, 2016)
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-U filed on October 9, 2020.)
3.1.2	Articles of Amendment of Generation Income Properties, Inc., effective July 9, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 10, 2026).
3.2	Restated Bylaws of Generation Income Properties, Inc.(incorporated by reference to Exhibit 3.2 of the Company’s Form 10/A filed on April 30, 2025)
10.1	Promissory Note, dated February 12, 2026, payable to QCCR Investments, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 19, 2026).
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

10.10

Commercial Term Note, dated May 1, 2026, by LMB Auburn Hills I, LLC and LMB Lewiston, LLC in favor of Hancock Whitney Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2026).

10.11

Commercial Business Loan Agreement, dated May 1, 2026, by and among Hancock Whitney Bank, LMB Auburn Hills I, LLC, LMB Lewiston, LLC, Generation Income Properties, Inc., GIPTN 5780 Waterlevel Highway East, LLC, and GIPFL 3815 South Orlando Drive, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 22, 2026).

10.12

Continuing Guaranty, dated May 1, 2026, by Generation Income Properties, Inc. in favor of Hancock Whitney Bank (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 22, 2026).

10.13

Continuing Guaranty, dated May 1, 2026, by GIPTN 5780 Waterlevel Highway East, LLC in favor of Hancock Whitney Ban (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 22, 2026).

10.14

Continuing Guaranty, dated May 1, 2026, by GIPFL 3815 South Orlando Drive, LLC in favor of Hancock Whitney Ban (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on May 22, 2026).

10.15

Purchase and Sale Agreement, entered into effective April 10, 2026, by and between GIPFL 10002 N Dale Mabry, LLC and Andrew Livingstone (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2026).

10.16	Placement Agency Agreement, dated May 28, 2026, between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2026).
10.17	Securities Purchase Agreement, dated May 28, 2026, between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 1, 2026).
10.18	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 1, 2026).
10.19

Warrant Agency Agreement, dated June 1, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 1, 2026).

10.20

Eighth Amendment to the Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P. and Series B-1 Standstill and Omnibus Consent, dated July 16, 2026, by and among Generation Income Properties, Inc., Generation Income Properties, L.P. and LMB Owenton I LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2026).

10.21

Ninth Amendment to the Amended and Restated Limited Partnership Agreement of Generation Income Properties, L.P. and Series B-2 Omnibus Consent and Amendment to Related Agreements, dated July 16, 2026, by and among Generation Income Properties, Inc., Generation Income Properties, L.P. and Lloyd M. Bernstein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 17, 2026).

10.22

Purchase and Sale Agreement, dated as of April 29, 2026, by and between GIPCA 991 Nut Tree Road, LLC and Taricens Medical Estates LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 21, 2026).

10.23

Debt Conversion Agreement, dated July 24, 2026, by and among Generation Income Properties, L.P., Generation Income Properties, Inc., and David E. Sobelman Revocable Trust (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 27, 2026).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GENERATION INCOME PROPERTIES, INC.

Date: August 14, 2026	By:	/s/ David Sobelman
David Sobelman
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Ron Cook
Ron Cook
VP Accounting and Finance
(Principal Financial and Accounting Officer)